Form 10KSB
period 1996-06-30
FI TEK VI INC
filed 1996-10-10
CIK 869494

CONFORMED COPY

                                    FORM 10-K SB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

                                         OR

( ) 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37513-D


                                 FI-TEK VI, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                  84-1148204
______________________________         __________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

3127 Ramshorn Drive, Castle Rock, Colorado                         80104
_________________________________________________________________________
 (Address of principal executive offices)                     (Zip  Code)

                               (303) 660-1710
_________________________________________________________________________
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days.

Yes  X         No
    ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this form 10-K SB.

Yes  X       No
    ---         ---

     As of August 31, 1996, the aggregate value of the 12,142,500 shares of voting stock held by non-affiliates of the registrant was $242,850.

     The number of shares outstanding of the registrant's only class of common stock, as of August 31, 1996, was 29,042,500.

     Registration Statement 33-37513-D, as amended, is incorporated into
     Part I of this Report.

     Exhibit Index is located at Page 11.

                                     PART I


ITEM 1.     BUSINESS

General

     Fi-Tek VI, Inc. (the "Registrant" or the "Company") was incorporated under the laws of the State of Delaware on July 12, 1990, for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through October 1992, the Company's activities were directed primarily toward the obtaining of capital with which to pursue the business plan summarized in the preceding sentence.

     In its effort to obtain capital, the Company commenced the initial public offering of its securities on April 14, 1992. The offering was designed to raise gross proceeds of up to $400,000 upon the sale of up to 20,000,000 units of the Company's securities. In October 1992, the Company completed its public offering of securities, receiving gross proceeds of $160,850 from the sale of 8,042,500 units of the Company's securities, such units (the "Units") consisting of common stock and common stock purchase warrants. The underwriter of the Company's public offering, pursuant to the Underwriting Agreement, purchased a warrant to purchase 804,250 Units of the Company's securities for the nominal amount of $40. The Company's "blind pool" offering was not required to be conducted in accordance with the Securities and Exchange Commission's Rule 419, which was adopted to strengthen the regulation of securities offerings by "blank check" or "blind pool" companies, solely because the Company's registration statement went effective prior to the effective date of Rule 419. Notwithstanding the inapplicability of SEC Rule 419, the Company's offering was subject to the Colorado
Securities Act, which required the placement into escrow of eighty percent of the net proceeds of the offering (or $93,714) until the completion of a transaction or series of transactions whereby at least fifty percent of the gross proceeds received from the sale of shares in the offering is committed for use in one or more specific lines of business. The Company opened the required escrow account immediately following the closing of the offering.

     Pursuant to the escrow agreement, the escrow could not, in any event, be extended beyond the fourth anniversary of the date of the Company's prospectus, or April 14, 1996. Unless the condition precedent to the distribution of the escrowed funds to the Company was satisfied prior to such fourth anniversary, the funds would be distributed pro rata to the persons who then held the shares issued pursuant to the offering.

     Should a distribution of the escrowed funds be made to stockholders as described above, only a portion of the funds originally invested would be distributed to the persons then holding shares issued in this offering, and no interest would be paid upon those funds. A distribution of escrowed funds has no effect upon the ownership of the shares issued in the offering, i.e., stockholders who receive their pro rata portion of the distribution shall not be required to return any of the securities to the Company's treasury.

     The escrow condition had not been satisfied as of the fourth anniversary, or by April 14, 1996, and, accordingly, the Company distributed those funds pro rata to those persons who were owners of the shares of common stock purchased in the offering.

     After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates, which process has included the solicitation of information from a variety of sources within the general financial community as well as from contacts established by management. This process is more fully described in the Company's Prospectus, dated April 14, 1992, which Prospectus is incorporated herein by this reference. The Company has not yet entered into any letters of intent or binding agreements with acquisition candidates and, therefore, the condition precedent to release of the escrowed funds has not as of the date of this report been satisfied.

Employees

     The Company has no full time employees. Its executive officers devote as much time as is necessary to conduct the Company's business. See "Item 10. Executive Compensation."

ITEM 2.     PROPERTIES

     The Company has been provided office space in the home of its President. The Company pays no rent for such space.


ITEM 3.     LEGAL PROCEEDINGS

     The Company is not party to any threatened or pending legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.



                                     PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

     The Company's common stock began trading on the NASD's Bulletin Board during the third quarter of fiscal 1994. According to the only firm currently making a market in the Company's securities, both the high and low bid during each fiscal quarter since commencement of trading has remained at $.01 per share of common stock.

     At August 31, 1996, the Company had approximately 50 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,890 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,657. The net proceeds of the offering, therefore, amounted to $114,233. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,714 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At June 30, 1996, the Company had total liquid capital resources
(cash) of $18,216.

     Management anticipates that the Company's current liquid capital resources will be applied in the coming twelve months to three purposes. The first purpose will be to meet the Company's reporting obligations under the Securities Exchange Act of 1934, as amended. The second purpose will be to cover general and administrative expenses. The third purpose will be to cover the expenses associated with searching for and investigating business opportunities. The Company anticipates that its current resources will be adequate for those purposes for at least the coming year.

     The Company had not, as of the fourth anniversary of the effective date of the prospectus (April 14, 1996), entered into any arrangement that would satisfy the conditions to the release of the escrowed funds. Accordingly, management has distributed the escrowed funds to the holder of shares on a pro rata basis.

     Except as described in the preceding paragraph, the Company anticipates that its capital needs will be minimal until it shall have identified a business opportunity with which to combine. In pursuing a combination transaction, the Company is likely to incur significant additional expenses. The Company expects to meet such expenses with its current liquid capital resources, but if the funds available for use by the Company prove inadequate, the Company will seek to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining loans or other capital contributions from the Company's founding stockholders.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. The Company's balance sheet for the fiscal year ended June 30, 1996, reflects a current asset value of $18,216 and a total asset value of $18,216. The figures compare to $22,875 in current assets and $116,593 in total assets at June 30, 1995. The total assets in the 1995 fiscal year end consisted primarily of restricted cash deposited into escrow pursuant to the Colorado Securities Act, while the total assets at the 1996 fiscal year end consist of $18,216 of unrestricted cash. The decreases in current and total assets from the 1995 fiscal year end to the 1996 fiscal year end are attributable to the Company's operating expenses exceeding its receipt of interest earned on cash balances during the fiscal year ended June 30, 1996, and distribution of escrowed funds.

     The Company continues to carry out its plan of business as discussed above in Item 1. The Company's liquidity and capital resources will continue to be diminished at least until the consummation of a business combination and will thereafter continue to diminish unless and until the business entity which the Company acquires has sufficient capital resources and/or revenues to cover its operating costs.

Results of Operations

     Since completing its public offering in October 1992, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $3,458 and $3,506, no revenues were received by the Company during the fiscal years ended June 30, 1996 and 1995, respectively. Since inception, the Company has earned interest income of $11,876. No other revenues have been received by the Company since inception. The Company experienced a net loss of $4,955 and $2,198, respectively, during the fiscal years ended June 30, 1996 and 1995. This increase in net loss is attributable to the fact that the Company's travel expenses increased during fiscal 1996 a compared to fiscal 1995.

     For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated primarily with compliance with reporting requirements and with locating and evaluating acquisition candidates and reduced interest income resulting from lower cash balances after the refund of the escrowed funds. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The response to this item is being submitted as a separate section of this report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 27, 1993, the Company engaged Comiskey & Company,
Professional Corporation ("Comiskey") as its principal accountant to audit its financial statements, thereby resulting in the dismissal of Janet Loss, C.P.A., P.C. ("Loss"), its previous auditor.

     Loss acted as the Company's auditor for the fiscal years ended June 30, 1991 and June 30, 1992.

     In connection with the audits for the Company's fiscal years ended June 30, 1991 and 1992, and for the subsequent interim periods preceding the engagement of Comiskey as the Company's auditor, there has been no disagreement between the Company and Loss concerning accounting principles or practices, financial statement disclosures, or auditing scope or procedures which would have caused Loss to make a reference to the subject matter of the disagreement in connection with its reports.

     In connection with the audits for the Company's fiscal years ended June 30, 1991 and 1992, the reports by Loss relating to the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to audit scope, accounting principles, or uncertainty.

     The decision to engage Comiskey was recommended and approved by the Company's directors.

     No event of the types listed in paragraphs (a)(1)(v)(A) through (D) of Section 229.304 of the Securities Exchange Act of 1934 occurred for the fiscal years ended June 30, 1991 and 1992, or for the subsequent interim periods prior to the dismissal of Loss as auditors for the Company. Loss has confirmed the foregoing in a letter to the Securities and Exchange Commission.

                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

      Name              Age       Position Held and Tenure
     ------            -----     --------------------------
      Frank L. Kramer    54       President, Director
                                  since July 13, 1990

      Ronald J. Miller   53       Secretary, Treasurer, Director
                                  since July 13, 1990

     The directors named above will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships among the officers and directors.
There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or as much as forty hours per week, but more than likely will fall within the range of five to ten hours per month.

Certain Significant Employees

     No persons other than the executive officers listed above are considered to be significant employees.

Business Experience

     The following is a brief account of the education and business experience during at least the past five years of the Company's executive officers and directors, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Biographical Information

     Frank L. Kramer.
                     Mr. Kramer has served as President and as a director of the Company since July 1990. Since January 1991, Mr. Kramer has been self-employed as a financial consultant in the Denver, Colorado area. From 1987 to December 1990, Mr. Kramer was affiliated with New York Life Insurance Company ("New York Life") as an agent and recruiter. From 1986 until March of 1987, he was an employee and a director of Optimum Manufacturing, Inc., a public company engaged in manufacturing in Denver, Colorado. From 1981 to late 1987, Mr. Kramer was self-employed as a private financial consultant in the Denver, Colorado area, assisting businesses in arranging interim financing for their business operations, through private and commercial borrowings. He has also been engaged in the structuring and implementing of private financing for the oil and gas and commercial real estate industries. Mr. Kramer was affiliated with New York Life from 1968 through 1981 and was engaged in sales, sales management and estate planning. He became a Chartered Life Underwriter in 1972. From 1973 through 1981, he was General Manager of two of New York Life's general offices. Mr. Kramer has been and is involved in a number of "blind pool" companies as outlined in the following paragraph.

     Mr. Kramer served as president and a director from 1984 to 1987 of
Fi-Tek Corp., a "blind pool" company headquartered in Aurora, Colorado, which completed an offering of securities in 1986. In 1987, Fi-Tek Corp. acquired Boston Technology, Inc. and moved its operations to Cambridge, Massachusetts. From May 1987 to November 1988, Mr. Kramer served as president, treasurer and the chairman of the board of Fi-Tek II, Inc., a "blind pool" company headquartered in Aurora, Colorado, which completed an offering of securities in July 1988.  In October 1988, Fi-Tek II,
Inc., acquired On Line Communications, Inc. and moved its operations to
San Jose, California.  The company subsequently changed its name to On
Line Network, Inc. and has since ceased operations.  Mr. Kramer also served, commencing in November 1988, as the president, treasurer and a director of Fi-Tek III, Inc., a Delaware-chartered "blind pool"
corporation which completed an offering of securities in September 1989, and which in August 1990 acquired Videoconferencing Systems, Inc., a
Norcross, Georgia-based company.  Effective as of the date of acquisition, Mr. Kramer resigned as president and treasurer, but retained his position on the board of directors.  The Company has since changed its name to VSI Enterprises, Inc. and Mr. Kramer resigned his position as director on July 15, 1991. From February 1987 until December 1989, he was also the treasurer and a director of Bluestone Capital Corp., a
Colorado "blind pool" corporation which completed an offering of securities in November 1988 and which moved its operations to Braintree, Massachusetts after acquiring Dialogue, Inc. in December 1989. The company has since ceased operations.  Mr. Kramer also served as an officer and director of Catalina Capital Corp. ("Catalina"), a Delaware-chartered "blind pool" corporation which completed a public offering of its securities in April 1991 and which moved its operations to
Scottsdale, Arizona after acquiring Explore Technology, Inc. ("Explore")
in August 1992. Mr. Kramer resigned all positions with Catalina upon the closing of the acquisition of Explore. Explore has since changed its name to Instant Video Technology, Inc.  Mr. Kramer also served as president, treasurer and a director of Fi-Tek IV, Inc., a Delaware-
chartered "blind pool" corporation which completed an offering of
securities in September 1990.   During December  1992,   Fi-Tek IV
completed a reverse  acquisition  (stock-for-stock exchange)  of  DBS
Network,   Inc.,   a Mill Valley,   California-based company,   which
through its equity ownership of another entity, holds an interest in a permit granted by the Federal Communications Commission for launch and operation of direct broadcast satellites and is otherwise engaged in the automated meter reading business for public utilities from satellites.
Fi-Tek IV has since changed its name to DBS Industries, Inc. For approximately a one-month period in October 1990, Mr. Kramer served as a director of Power Capital, Inc. (now known as 1st National Film Corp.), a "blind pool" company which completed a public offering of its securities in November 1989. Mr. Kramer is also an officer and director of three other "blind pool" companies, Fi-Tek V, Inc., Fi-Tek VII, Inc. and Harbour Capital Corp. Fi-Tek V, Inc. completed a "blind pool" public offering of its securities in January 1992, and Fi-Tek VII, Inc. completed a "blind pool" public offering of its securities in October 1992. Harbour Capital Corp. completed a "blind pool" public offering of its securities in October 1993.

     Mr. Kramer obtained a B.S. Degree in Business Administration from Louisiana State University in 1964.

     Ronald J. Miller.
                      Mr. Miller is the Secretary, Treasurer and a director of the Company. He currently devotes the majority of his time and attention to his personal investments and to other "blind pool" companies in which he holds one or more position as officer, director, or principal shareholder as described below. Mr. Miller served as secretary and director of Fi-Tek III, Inc., from inception until August 1990, when
Fi-Tek III, Inc. acquired Videoconferencing Systems, Inc. Mr. Miller served from inception until December 1993 as a director of Fi-Tek IV, Inc., and has served since inception as secretary, treasurer, and director of Fi-Tek V, Inc. and Fi-Tek VII, Inc. See biography of Mr.
Kramer for more information with respect to each of these development stage companies. From March 11, 1988 through the present time, Mr.
Miller has served as president, treasurer and sole director of The
Phoenix Companies , Inc., which is based in Denver, Colorado and incorporated under the laws of the State of Delaware. The Phoenix
Companies, Inc. was formed to "spin-off" publicly held subsidiaries as acquisition candidates of private companies and business opportunities.
The Phoenix Companies, Inc. completed a public offering of its securities in June 1990. The Company currently has no business operations. Since
February 1989, Mr. Miller has served as chief executive officer, secretary, and a director of DataMerge, Inc., a Delaware-chartered company which has developed and is currently marketing a financing sources database software product. From June 1985 until October 26, 1990, Mr. Miller served as a director of Power Capital, Inc. ("Power Capital"), a "blind pool" company which completed a public offering of its securities on November 9, 1989. In October 1990, Power Capital acquired 1st National Film Corp., a
California corporation engaged in the business of acquiring and then distributing completed feature films for family viewing, and changed its name to 1st National Film Corp. Effective as of the acquisition, Mr. Miller resigned as a director, and as secretary and treasurer, having held the latter two positions since October 1, 1990. Mr. Miller also served from April 1987 to May 1990 as a director of Boston Technology, Inc. (formerly
Fi-Tek Corp.), a Delaware corporation, based in Cambridge, Massachusetts, which is involved in the design, manufacture and marketing of voice processing systems. See biography of Mr. Kramer for more information on the history of Fi-Tek Corp. From 1978 to July 31, 1991, Mr. Miller was a partner in the Denver, Colorado law firm of Pred and Miller. Pred and Miller acted as counsel to the Company in connection with its offering of securities, but that firm dissolved as of July 31, 1991 when Mr. Miller decided to withdraw from the practice of law. From 1968 to 1978, Mr. Miller was engaged in the private practice of law in Denver, Colorado, as an associate and a partner in two different law firms. Since 1975, Mr.
Miller has specialized his practice in the areas of securities, corporate and real estate law, and more recently until he withdrew from practice, limited his practice to corporate and securities laws, and mergers and acquisitions. Pred and Miller acted as general corporate and securities counsel for a number of small public companies, and acted as securities counsel for numerous "blind pool" companies, both during their formation and initial public offering, and in the negotiations and acquisition of business opportunities.

     Mr. Miller received a B.A. Degree from Simpson College in 1965, and Juris Doctor degree (magna cum laude) from the University of Denver College of Law in 1968.

ITEM 10.     EXECUTIVE COMPENSATION

             (a) Cash Compensation

     Since inception, no executive officer of the Company has received cash compensation other than reimbursement of expenses incurred on behalf of the Company, except that (i) Mr. Kramer, the Company's President, received $3,000 of salary during the 1993 fiscal year and (ii) a law firm of which Mr. Miller, the Company's Secretary and Treasurer, was a partner until the firm dissolved in July 1991, has received a total of $9,500 for legal services performed since inception. See "Item 12. Certain Relationships and Related Transactions."

             (b) Compensation Pursuant to Plans

                            None.

             (c) Other Compensation

                            None.

             (d) Compensation of Directors

                            None.

             (e) Termination of Employment and Change of Control
                 Arrangements

                            None.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             (a) & (b) Security Ownership of Certain Beneficial Owners
                       and Management

     As of August 31, 1996, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.

Name and Address of     Number of Shares     Percentage
 Beneficial Owner      Owner Beneficially     of Class
-------------------   --------------------  ------------
*Frank L. Kramer             6,150,000             21%
3127 Ramshorn Drive
Castle Rock, CO  80104

*Ronald J. Miller            6,500,000(1)          22%
300 High Street
Denver, CO  80218

Maurice LaFlamme             4,250,000             15%
49 Bay View Drive North
Jamestown, RI  02835

*All directors and          12,650,000             43%
executive officers
(2 people)

(1) Includes 100,000 shares held in an individual retirement account for the benefit of Mr. Miller's spouse, in which shares Mr. Miller disclaims all beneficial interest.

             (c) Changes in Control

     The Company knows of no arrangement or understanding the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since inception, the Company has sold to its officers, directors and others in a private placement a total of 21,000,000 shares of Common Stock for a total of $18,000 or an average of $.0009 per share. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     The Company has paid Pred and Miller, of which Ronald J. Miller, the Company's Secretary, Treasurer and a director, was a partner until the firm dissolved in July 1991, a total of $9,500 in fees for legal work performed in connection with the Company's public offering. The Company has paid to Frank L. Kramer a total salary of $3,000 for services rendered in his capacity as President of the Company.

     The Company does not have any pension, profit-sharing, stock option, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors.

     The Company presently maintains its offices at the home of its President, for which it pays no rent, and for which it does not anticipate paying rent in the future. The Company anticipates that following the consummation of a business combination with an acquisition candidate, the Company's office will be moved, but cannot predict future office or facility arrangements with officers, directors or affiliates of the Company.

     The Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of stock of the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. As a condition to closing an acquisition, the acquisition candidate may require that additional funds be raised for use by the surviving entity, which may involve the purchase of shares of Common Stock of the Company that are "restricted" (as defined by Rule 144 of the Securities Act of 1933) for a price which may be less than that paid by investors in the public offering. Any payment to current stockholders or purchase of stock by current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

     There have been since inception no transactions, or series of transactions, nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five percent shareholder or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

                                     PART IV


ITEM 13.     EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON
             FORM 8-K

             (a) Financial Statements and Schedules

     The following Financial Statements are filed as part of this report:

             Independent Auditor's Report of Comiskey & Company     F-1
             Balance Sheet                                          F-2
             Statements of Operations and Accumulated Deficit       F-3
             Statement of Stockholders' Equity                      F-4
             Statements of Cash Flows                               F-5
             Notes to Financial Statements                          F-6-7

             (b) Reports on Form 8-K

                            None.

             (c) Exhibits

     The following Exhibits are filed with this report:

Name of Exhibit

     (3.1) Certificate of Incorporation, incorporated by reference to Registration Statement No. 33-37513-D, effective April 14, 1992

     (3.2)     Bylaws, incorporated by reference to Registration
               Statement No. 33-37513-D, effective April 14, 1992

     (4.1)     Rights of Stockholders (included in 3.1 and 3.2 above)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K SB to be signed on its behalf by the undersigned, duly authorized.

Date:  October 11, 1996                        FI-TEK VI, INC.



                                        By:   /s/ Frank L. Kramer
                                              -------------------
                                              Frank L. Kramer, President





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.


           Name                    Title                       Date
  ----------------------    -------------------            --------------

  /s/ Frank L. Kramer
      Frank L. Kramer      President, Director, and
                           Principal Executive Officer    October 11, 1996


  /s/ Ronald J. Miller
      Ronald J. Miller     Treasurer, Secretary,
                           Director and Principal
                           Financial Officer              October 11, 1996






Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Fi-Tek VI, Inc.


We have audited the accompanying balance sheet of Fi-Tek VI, Inc. (a development stage company) as of June 30, 1996, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the two years ended June 30, 1996, and for the period from inception (July 12, 1990) to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fi-Tek VI, Inc. as of June 30, 1996, and the results of its operations and its cash flows for each of the two years ended June 30, 1996 and for the period from inception (July 12, 1990) to June 30, 1996 in conformity with generally accepted accounting principles.



Aurora, Colorado
September 10, 1996

                                           COMISKEY & COMPANY
                                           PROFESSIONAL CORPORATION

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1996


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    18,216
                                                      ----------
   Total current assets                                   18,216

OTHER ASSETS
   Organizational costs (net)                                  -
                                                      ----------
  Total other assets                                           -
                                                      ----------
  TOTAL ASSETS                                       $    18,216
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $        50
   Accounts payable - related party                          425
                                                      ----------
  Total current liabilities                                  475

STOCKHOLDERS' EQUITY
   Common stock, $0.00001 par value;
   500,000,000 shares authorized;
   29,042,500 shares issued and
   outstanding at June 30, 1996.                             290
   Preferred stock, $0.00001 par value;
   20,000 shares authorized; no shares
   issued and outstanding                                      -
   Additional paid-in capital                             38,229
   Deficit accumulated during the
   development stage                                     (20,778)
                                                      ----------
  Total stockholders' equity                              17,741
                                                      ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    18,216
                                                      ==========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-2

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                Period
                                July 12, 1990
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                1996                  1996       1995
                                -------------      ---------- ----------
REVENUES
   Investment income           $    11,876        $   3,458  $   3,506
                                ----------         --------   --------
EXPENSES
   Legal and accounting             19,557            4,331      4,236
   Office expense                    3,783              859        325
   Transfer agent                    1,812              576        423
   Taxes and licenses                1,979              620        620
   Officer compensation              3,000                -          -
   Travel                            2,023            2,023          -
   Amortization                        500                4        100
                                ----------         --------   --------
     Total expenses                 32,654            8,413      5,704
                                ----------         --------   --------
NET LOSS                           (20,778)          (4,955)    (2,198)

Accumulated deficit

  Balance, beginning of period           -          (15,823)   (13,625)
                                ----------         --------   --------
  Balance, end of period       $   (20,778)       $ (20,778) $ (15,823)
                                ==========         ========   ========
NET LOSS PER SHARE             $      (NIL)       $    (NIL) $    (NIL)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING           25,945,824        29,042,500  29,042,500
                                ==========        ==========  ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-3

                                Fi-Tek VI, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (July 12, 1990) to June 30, 1996

                                                            Deficit
                          Common stock                      accumulated    Total
                       ------------------       Additional  during the     stock-
                       Number of                paid-in     developments   holders
                       shares        Amount     capital     stage          equity
                       ----------   --------   -----------  ------------  ---------

Common stock issued
 for cash, July and
 August, 1990 at
 between $0.0003 and
 $0.003 per share      21,000,000   $    210   $    17,790  $          -  $  18,000

Net loss for the
 period July 12,
 1990 (inception)
 through June 30, 1991          -          -             -        (1,815)    (1,815)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1991         21,000,000        210        17,790        (1,815)    16,185
                       ----------    -------    ----------   -----------   --------
Net loss for the year
 ended June 30, 1992            -          -             -          (537)      (537)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1992         21,000,000        210        17,790        (2,352)    15,648

Common stock issued
 upon closing of
 public offering
 October 29, 1992
 at $0.02 per share     8,042,500         80       160,810             -    160,890

Deferred
 offering cost                  -          -       (46,657)            -    (46,657)

Net loss for the year
 ended June 30, 1993            -          -             -        (7,581)    (7,581)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1993         29,042,500        290       131,943        (9,933)   122,300

Net loss for the year
 ended June 30, 1994            -          -             -        (3,692)    (3,692)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1994         29,042,500        290       131,943       (13,625)   118,608

Net loss for the year
 ended June 30, 1995            -          -             -        (2,198)    (2,198)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1995         29,042,500        290       131,943       (15,823)   116,410

Refund of
 escrowed monies                -          -       (93,714)            -    (93,714)

Net loss for the year
 ended June 30, 1996            -          -             -        (4,955)    (4,955)
                       ----------    -------    ----------   -----------   --------
Balance,
 June 30, 1996         29,042,500    $   290    $   38,229   $   (20,778)  $ 17,741
                       ==========    =======    ==========   ===========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-4

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                Period
                                July 12, 1990
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                1996                  1996       1995
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (20,778)       $  (4,955) $  (2,198)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
        Amortization                   500               48        100
        Increase (decrease) in
         accounts payable               50               16       (306)
        Increase (decrease) in
         accounts payable -
         related party                 425              276         (3)
                                ----------         --------   --------
      Net cash used by
           operating activities    (19,803)          (4,659)    (2,407)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in organization costs    (500)                -          -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock        178,890                -          -
   Deferred offering costs paid    (46,657)               -          -
   Statutory escrow contribution   (93,714)               -          -
   Loans from shareholders          (4,000)               -          -
   Repayment of loans from
     shareholders                    4,000                -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        38,519                -          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              18,216           (4,659)    (2,407)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           22,875     25,282
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $    18,216        $  18,216  $  22,875
                                ==========         ========   ========

                The accompanying notes are an integral part
                        of the financial statements

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996



1. Summary of Significant Accounting Policies
   ------------------------------------------
Development Stage Company
Fi-Tek VI, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1990. Its office is located at the office of its President at 3127 Ramshorn Drive, Castle Rock, Colorado 80104.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts, raising capital, and investigating business opportunities. It has no full-time employees and owns no real property. The Company intends to seek out and take advantage of business opportunities that may have potential for profit and, to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

The Company currently does not own any properties or an interest in any business. Moreover, it has not identified any properties or business opportunities that it shall seek to acquire, has no understanding or arrangement to acquire any properties or business interests, and has not identified any specific geographical area, industry, or type of business in which it intends to operate.

Accounting Method
The Company records income and expense on the accrual method.

Fiscal Year
The Company has selected a June 30 fiscal year end.

Organization Costs
Organization costs are amortized over a 60-month period using the straight-line method.

Deferred Offering Costs
Costs associated with the public offering have been charged to the proceeds of the offering.

Loss Per Share
Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

2. Public Offering
   ---------------
On October 29, 1992, the Company completed its initial public offering after selling 8,042,500 units. Each unit consists of one share of common stock, one Class A warrant, and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.12 per share and $0.20 per share, respectively, any time through April 14, 1997 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.0001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At June 30, 1996, no warrants have been exercised.

The Company received net proceeds from the offering of $114,233 after deducting offering costs of $46,657.

Included in the proceeds the Company received from the offering is $40 from the underwriter for 804,250 underwriter warrants for purchase of the Company's units. Each unit consists of one share of common stock, one Class A warrant, and one Class B warrant to purchase one share of common stock, at an exercise price of $0.0214, commencing one year from the date of the offering for a period of four years. The warrants are non-redeemable and the Company has agreed to certain terms to register the securities underlying the underwriter warrants.

3. Restricted Cash
   ---------------
The Company is subject to the escrow provisions of The Colorado Securities Act, which provides that 80% of net proceeds received by the issuer shall be placed in escrow until an amount equal to at least 50 percent of the gross proceeds of the offering is committed for use in one or more specific lines of business. The Company has escrowed $93,714 of investor monies under these provisions.

Under Colorado Securities law, the funds are to be distributed upon the second anniversary of the date of the public offering, unless the escrow is extended by a vote of the public shareholders. Pursuant to the escrow agreement entered into, the escrow may not, in any event be extended beyond the fourth anniversary of the date of offering.

Accordingly, effective April 14, 1996, the Company requested the refund of the escrowed funds to those shareholders of record of the securities sold pursuant to the offering on a pro rata basis based on the number of shares held as of April 14, 1996, the fourth anniversary of the date of the Company's prospectus. As of June 30, 1996, all escrowed funds had been refunded to the shareholders.

4. Related Party Transactions
   --------------------------
The president is providing office space at no charge to the Company. The president of the Company is reimbursed for all out-of-pocket expenses. The Company has agreed to pay the president of Fi-Tek VI, Inc. a salary for his services. He will be compensated at a rate of $45 per hour for time devoted to the activities of the Company, in excess of five hours per month, limited only by a cap of $1,500 per month. No compensation was required to be paid during the year ended June 30, 1996.

The Company's secretary and director was a partner in the law firm of Pred & Miller, the Company's general and securities counsel from July 12, 1990 (inception) through June 1991. Since inception, the Company has paid approximately $9,500 to this firm for services rendered.

5. Income Taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $20,800 expiring between 2008 and 2010. The tax benefit of these net operating losses, which totals approximately $3,600, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended June 30, 1996 and 1995, the valuation allowance increased by $954 and $440, respectively.