Form 10KSB
period 1997-06-30
FI TEK VI INC
filed 1997-09-24
CIK 869494

CONFORMED COPY

                                    FORM 10-K SB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

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

     As of August 31, 1997, the aggregate value of the 12,142,500 shares of voting stock held by non-affiliates of the registrant was $121,425.

     The number of shares outstanding of the registrant's only class of common stock, as of August 31, 1997, was 29,042,500.

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

     In October 1992, the Company completed its public offering of securities, Receiving gross proceeds of $160,850 from the sales of 8,042,500 units of designed to raise gross proceeds of up to $400,000 upon the sale of the Company's securities, such units (the "Units") consisting of common and common stock purchase warrants (the "Offering"). The underwriter of the Company's Offering, pursuant to the Underwriting Agreement, purchased a warrant to purchase 804,250 Units of the Company's securities, such units consisting of commons stock and common stock purchase warrants. The Underwriter's warrants expired in April 1997 without having been exercised.

     Pursuant to the Colorado Securities Act, $93,714 of the proceeds of the Offering was deposited into an escrow account. The funds were to be released to the Company only upon satisfaction of the condition (the "Escrow Condition") that at least fifty per cent of the gross proceeds of the Offering be committed to one or more specific lines of business by no later than the fourth anniversary of the date of the Company's prospectus. The Escrow Condition had not been satisfied as of the fourth anniversary, or by April 14, 1996, and accordingly, the Company distributed those funds pro rata to those persons who were owners of the shares of commons tock purchased in the Offering. See Liquidity and Capital Resources" under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II, below.

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

     On September 12, 1997, the Company entered into a Plan and Agreement of Reorganization ("Agreement") with Psychrometric Systems, Inc. ("PSI"), whereby the Company proposes to acquire all of the outstanding stock of PSI in exchange for 261,382,500 shares of common stock and 1,000,000 shares of preferred stock of the Company, pursuant to which, if closed, the shareholders of PSI will own approximately 89% of the outstanding common stock of the Company and give PSI shareholders voting and management control. PSI, whose principal offices are located in Lakewood, Colorado, is in the business of designing, selling, manufacturing and building industrial cooling towers, repair and maintenance in the retrofit of existing industrial cooling towers and cooling tower components for these and similar facilities. Typical PSI customers include companies such as Archer Daniels Midland, Amoco, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel, and other large corporations around the world. For the calendar year 1996, PSI reported gross revenues of approximately $16 million.

The closing of the Agreement with PSI is currently scheduled for the last week of September 1997. However, there is no assurance the transaction will ever be closed. Should the Agreement not be closed, the Company will continue its process of identifying, evaluating and processing potential acquisition candidates, as described in the prospectus.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.



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

     At August 31, 1997, the Company had approximately 50 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,890 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,657. The net proceeds of the offering, therefore, amounted to $114,233. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,714 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At June 30, 1997, the Company had total liquid capital resources
(cash) of $14,044.

     Absent the closing of an acquisition, management anticipates that the Company's current liquid capital resources will be applied in the coming twelve months to three purposes. The first purpose will be to meet the Company's reporting obligations under the Securities Exchange Act of 1934, as amended. The second purpose will be to cover general and administrative expenses. The third purpose will be to cover the expenses associated with searching for and investigating business opportunities. The Company anticipates that its current resources will be adequate for those purposes for at least the coming year.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. The Company's balance sheet for the fiscal year ended June 30, 1997, reflects a current asset value of $14,044 and a total asset value of $14,044. The figures compare to $18,216 in current assets and $18,216 in total assets at June 30, 1996. The total assets in the 1997 and 1996 fiscal year ends consisted of unrestricted cash. The decreases in current and total assets from the 1996 fiscal year end to the 1997 fiscal year end are attributable to the Company's operating expenses exceeding its receipt of interest earned on cash balances during the fiscal year ended June 30, 1997.

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

Results of Operations

     Since completing its public offering in October 1992, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $314 and $3,458, no revenues were received by the Company during the fiscal years ended June 30, 1997 and 1996, respectively. Since inception, the Company has earned interest income of $12,190. No other revenues have been received by the Company since inception. The Company experienced a net loss of $4,005 and $4,955, respectively, during the fiscal years ended June 30, 1997 and 1996. This decrease in net loss is attributable to the timing of payment of bills varied slightly from fiscal 1997 a compared to fiscal 1996.

     For the current fiscal year, the Company anticipates the acquisition of PSI as a wholly owned subsidiary of the Company, as is more fully discussed in Item 1., the result of which will end the Company's status as a development stage company.

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

                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

      Name              Age       Position Held and Tenure
     ------            -----     --------------------------
      Frank L. Kramer    55       President, Director
                                  since July 13, 1990

      Ronald J. Miller   54       Secretary, Treasurer, Director
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

ITEM 10.     EXECUTIVE COMPENSATION

             (a) Cash Compensation

     After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates, which process has included the solicitation of information from a variety of sources within the general financial community as well as from contracts established by management. This process is more fully described in the Company's Prospectus, dated April 14, 1992, which Prospectus is incorporated herein by this reference.

             (b) Compensation Pursuant to Plans

                            None.

             (c) Other Compensation

     Since inception, and through the end of its fiscal year ended
June 30, 1997, the Company paid no other compensation to its officers and directors. However, in connection with the closing of the transaction with Psychrometric Systems, Inc. (See Item 1 above), the Company has agreed to issue 1,500,000 shares of its common stock to each of Frank L. Kramer and Ronald J. Miller, the Company's only officers and directors since inception, as full compensation for all services rendered to the Company since its inception. Those shares will not be registered and will be considered restricted shares under the federal securities laws.

             (d) Compensation of Directors

                            None.

             (e) Termination of Employment and Change of Control
                 Arrangements

                            None.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             (a) & (b) Security Ownership of Certain Beneficial Owners
                       and Management

     As of August 31, 1997, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.

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

             (c) Changes in Control

     The Company is currently attempting to effect an arrangement and/or understanding which will, at a subsequent date result in a change of control of the Company, as is more fully described in Item 1.


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

     The Company has paid Pred and Miller, of which Ronald J. Miller, the Company's Secretary, Treasurer and a director, was a partner until the firm dissolved in July 1991, a total of $10,100 in fees for legal work performed in connection with the Company's public offering. The Company has paid to Frank L. Kramer a total salary of $3,000 for services rendered in his capacity as President of the Company.

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

    (10.1)     Plan and Agreement of Reorganization

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K SB to be signed on its behalf by the undersigned, duly authorized.

Date:  September 23, 1997                     FI-TEK VI, INC.



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


           Name                    Title                       Date
  ----------------------    -------------------            --------------

  /s/ Frank L. Kramer
      Frank L. Kramer      President, Director, and
                           Principal Executive Officer    September 23, 1997


  /s/ Ronald J. Miller
      Ronald J. Miller     Treasurer, Secretary,
                           Director and Principal
                           Financial Officer              September 23, 1997






Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors and Stockholders of
Fi-Tek VI, Inc.


We have audited the accompanying balance sheet of Fi-Tek VI, Inc. (a development stage company) as of June 30, 1997, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the two years ended June 30, 1997, and for the period from inception (July 12, 1990) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fi-Tek VI, Inc. as of June 30, 1997, and the results of its operations and its cash flows for each of the two years ended June 30, 1997 and for the period from inception (July 12, 1990) to June 30, 1997 in conformity with generally accepted accounting principles.



Denver, Colorado
September 19, 1997

                                           COMISKEY & COMPANY
                                           PROFESSIONAL CORPORATION

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1997


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    14,044
                                                      ----------
   Total current assets                                   14,044

OTHER ASSETS
   Organizational costs (net)                                  -
                                                      ----------
  Total other assets                                           -
                                                      ----------
  TOTAL ASSETS                                       $    14,044
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $        50
   Accounts payable - related party                          258
                                                      ----------
  Total current liabilities                                  308

STOCKHOLDERS' EQUITY
   Common stock, $0.00001 par value;
   500,000,000 shares authorized;
   29,042,500 shares issued and
   outstanding at June 30, 1996.                             290
   Preferred stock, $0.00001 par value;
   20,000 shares authorized; no shares
   issued and outstanding                                      -
   Additional paid-in capital                             38,229
   Deficit accumulated during the
   development stage                                     (24,783)
                                                      ----------
  Total stockholders' equity                              13,736
                                                      ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    14,044
                                                      ==========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-2

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                Period
                                July 12, 1990
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                1997                  1997       1996
                                -------------      ---------- ----------
REVENUES
   Investment income           $    12,190        $     314  $   3,458
                                ----------         --------   --------
EXPENSES
   Legal and accounting             22,675            3,118      4,331
   Office expense                    4,236              453        859
   Transfer agent                    2,390              578        576
   Taxes and licenses                2,149              170        620
   Officer compensation              3,000                -          -
   Travel                            2,023                -      2,023
   Amortization                        500                -          4
                                ----------         --------   --------
     Total expenses                 36,973            4,319      8,413
                                ----------         --------   --------
NET LOSS                           (24,783)          (4,005)    (4,955)

Accumulated deficit

  Balance, beginning of period           -          (20,778)   (15,823)
                                ----------         --------   --------
  Balance, end of period       $   (24,783)       $ (24,783) $ (20,778)
                                ==========         ========   ========
NET LOSS PER SHARE             $      (NIL)       $    (NIL) $    (NIL)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING           26,390,119        29,042,500  29,042,500
                                ==========        ==========  ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-3

                                Fi-Tek VI, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (July 12, 1990) to June 30, 1997

                                                            Deficit
                          Common stock                      accumulated    Total
                       ------------------       Additional  during the     stock-
                       Number of                paid-in     developments   holders
                       shares        Amount     capital     stage          equity
                       ----------   --------   -----------  ------------  ---------

Common stock issued
 for cash, July and
 August, 1990 at
 between $0.0003 and
 $0.003 per share      21,000,000   $    210   $    17,790  $          -  $  18,000

Net loss for the
 period July 12,
 1990 (inception)
 through June 30, 1991          -          -             -        (1,815)    (1,815)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1991         21,000,000        210        17,790        (1,815)    16,185
                       ----------    -------    ----------   -----------   --------
Net loss for the year
 ended June 30, 1992            -          -             -          (537)      (537)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1992         21,000,000        210        17,790        (2,352)    15,648

Common stock issued
 upon closing of
 public offering
 October 29, 1992
 at $0.02 per share     8,042,500         80       160,810             -    160,890

Deferred
 offering cost                  -          -       (46,657)            -    (46,657)

Net loss for the year
 ended June 30, 1993            -          -             -        (7,581)    (7,581)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1993         29,042,500        290       131,943        (9,933)   122,300

Net loss for the year
 ended June 30, 1994            -          -             -        (3,692)    (3,692)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1994         29,042,500        290       131,943       (13,625)   118,608

Net loss for the year
 ended June 30, 1995            -          -             -        (2,198)    (2,198)
                       ----------    -------    ----------   -----------   --------
Balances,
 June 30, 1995         29,042,500        290       131,943       (15,823)   116,410

Refund of
 escrowed monies                -          -       (93,714)            -    (93,714)

Net loss for the year
 ended June 30, 1996            -          -             -        (4,955)    (4,955)
                       ----------    -------    ----------   -----------   --------
Balance,
 June 30, 1996         29,042,500        290        38,229       (20,778)    17,741

Net loss for the year
 ended June 30, 1997            -          -             -        (4,005)    (4,005)
                       ----------    -------    ----------   -----------   --------
Balance,
 June 30, 1997         29,042,500        290        38,229       (24,783)    13,736
                       ==========    =======    ==========   ===========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-4

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                Period
                                July 12, 1990
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                1997                  1997       1996
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (24,783)       $  (4,005) $  (4,955)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
        Amortization                   500                -          4
        Increase (decrease) in
         accounts payable               50                -         16
        Increase (decrease) in
         accounts payable -
         related party                 258             (167)       276
                                ----------         --------   --------
      Net cash used by
           operating activities    (23,975)          (4,172)    (4,659)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in organization costs    (500)                -          -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock        178,890                -          -
   Deferred offering costs paid    (46,657)               -          -
   Statutory escrow contribution   (93,714)               -          -
   Loans from shareholders          (4,000)               -          -
   Repayment of loans from
     shareholders                    4,000                -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        38,519                -          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              14,044           (4,172)    (4,659)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           18,216     22,875
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $    14,044        $  14,044  $  18,216
                                ==========         ========   ========

                The accompanying notes are an integral part
                        of the financial statements

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997



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

The Company currently does not own any properties or an interest in any business. However, it has identified a business opportunities that it shall seek to acquire as is more fully described in Note 6.

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

                                Fi-Tek VI, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

2. Public Offering
   ---------------
On October 29, 1992, the Company completed its initial public offering after selling 8,042,500 units. Each unit consists of one share of common stock, one Class A warrant, and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.12 per share and $0.20 per share, respectively, any time through April 14, 1998 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.0001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At June 30, 1997, no warrants have been exercised.

The Company received net proceeds from the offering of $114,233 after deducting offering costs of $46,657.

In a transaction, more fully described in Note 5, the Company intends to issue 1,000,000 shares of preferred stock, $0.00001 par value. . In addition, in the same transaction, the Company intends to issue 261,382,500 shares of the Company's common stock. The common and preferred shares to be issued are considered "restricted stock" within the meaning of Rule 144 of the Securities Act of 1933

3. Related Party Transactions
   --------------------------
The president is providing office space at no charge to the Company. The president of the Company is reimbursed for all out-of-pocket expenses.
Since inception, the Company has paid $3,000 to the president as salary for his services.

Since inception, the Company has paid approximately $10,100 to a related party For legal services.

4. Income Taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $22,600 expiring between 2008 and 2012. The tax benefit of these net operating losses, which totals approximately $4,350, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended June 30, 1997 and 1996, the valuation allowance increased by $770 and $954, respectively.

5. Plan and Agreement of Reorganization
   ------------------------------------

On September 12, 1997 the Company entered into a Plan and Agreement of Reorganization with Psychrometric Systems, Inc. ("PSI"), a Nevada corporation, Frank L. Kramer, Ronald J. Miller, and George A. Kast. This transaction is intended to be a reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

If the transaction is closed, the Company will acquire from the existing PSI shareholders, all of PSI's issued and outstanding common stock (20,376 shares), no par value, in exchange for 261,382,500 shares (89.08%) of the Company's common stock, par value $0.00001 and 1,000,000 shares of the Company's Series A preferred stock, $0.00001 par value. The shares to be issued are considered "restricted stock" within the meaning of Rule 144 of the Securities Act of 1933.

The preferred stock, issued for this transaction shall have the following characteristics (i) each share of preferred stock shall be convertible into 290 shares of common stock upon attainment of Fi-Tek/PSI gross annual sales of $60,000,000 for any fiscal year ended prior to fiscal year ended in 2002, or a change in more than 50% control (in a single transaction), prior to the end of fiscal 2002; and (ii) it shall be subject to redemption by the Company at a price of $0.0001 per preferred share should the required sales level and/or change of control, not be attained by 2002.

Upon the closing of the agreement, PSI agrees to use its best efforts to amend the Company's Certificate of Incorporation to change the name of the Company to Global Water Technology, Inc., or to a name substantially similar. Also upon closing all (or, at the Company's option, all but one) of the members of the Company's current board of directors and each and every person serving as an officer shall resign their positions.

Prior to closing, Frank L. Kramer and Ronald J. Miller shall be issued 1,500,000 shares each, of the Company's common stock, valued at $15,000 each, as full compensation for prior services rendered. The shares issued are considered "restricted stock" within the meaning of Rule 144 of the Securities Act of 1933. At PSI's request, Kramer & Miller shall act as advisors to Fi-Tek/PSI for a period of up to 12 months following the consummation of the exchange transaction, at no compensation, except reimbursement of out-of-pocket expenses.

Furthermore, all holders of Fi-Tek restricted common stock in excess of 1,000,000 shares shall execute a one year lockup agreement whereby 75% of their restricted shares shall not be sold during the one year period following closing.