Form 10QSB
period 1997-09-30
GLOBAL WATER TECHNOLOGIES INC
filed 1997-11-14
CIK 869494

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended        September 30, 1997
                                    ---------------------------------

[X]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    Commission file number            33-37513-D
                           ------------------------------------------

                     GLOBAL WATER TECHNOLOGIES, INC.
 --------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         COLORADO                                  84-1148204
---------------------------------       ---------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

        12600 West Colfax, Suite C-500, Lakewood, Colorado  80215
 --------------------------------------------------------------------------

                (Address of principal executive offices)

                             (303) 233-0400
 --------------------------------------------------------------------------

                       (Issuer's telephone number)

 Fi-Tek VI, Inc., 3127 Ramshorn Drive, Castle Rock, Colorado 80104, June 30
 --------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                      if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X   No
                                ---    ---


As of November 14, 1997, 293,425,000 shares of the issuer's Common Stock were outstanding.


Transitional Small Business Disclosure Format    Yes      No X
                                                    ---     ---

                                 INDEX
                Global Water Technologies, Inc.

                                                                       Page No.
                                                                       --------
PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheet       September 30, 1997                           3

          Statement of Operations  Three months ended September 30,1997 and 1996, and nine months ended
                                   September 30, 1997 and 1996             4

          Statement of Cash Flows  Nine months ended September 30, 1997
                                   and 1996                                6

          Notes to Financial Statements September 30, 1997                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
                                   Results of Operations                   9

PART 2.   OTHER INFORMATION                                                13

                     GLOBAL WATER TECHNOLOGIES, INC.
                        BALANCE SHEET (UNAUDITED)
                           September 30, 1997

Assets
Current assets;
Cash                                                         $  264,336
Accounts Receivable, net of allowance for
          doubtful accounts of $80,000                        2,852,336
Other Receivables                                                94,811
Note receivable from stockholder                                 76,156
Inventory                                                       368,351
Prepaid Expenses                                                278,011
Deferred tax asset                                               24,143
Costs and estimated earnings in excess of billings
          on uncompleted contracts                            1,482,994
                                                             ----------
     TOTAL CURRENT ASSETS                                     5,441,138

Property, plant and equipment, net                              562,310
Restricted Assets, Certificate of Deposit & Other               231,949
                                                             ----------
     TOTAL ASSETS                                            $6,235,397
                                                             ==========

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt                         $  540,318
Accounts payable                                              3,797,389
Accrued liabilities                                             605,410
Billings in excess of costs and estimated earnings              737,377

     TOTAL CURRENT LIABILITIES                                5,680,494

Long term debt                                                  212,716
Deferred income taxes                                             6,136

Stockholders' equity:
Common stock, $.00001 par value; 520,000,000 authorized;
          293,425,000 shares issued and outstanding             467,060
Capital in excess of par                                          8,607
Deficit                                                        (139,616)
                                                             ----------

     TOTAL STOCKHOLDERS' EQUITY                                 336,051

     LIABILITIES & STOCKHOLDERS EQUITY                       $6,235,397
                                                             ==========

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
                   Statement of Operations (UNAUDITED)

                                                     Three Months Ended
                                                September 30,   September 30,
                                                   1997            1996

Sales and other operating revenue:
Domestic Tower sales                              $2,934,291      $2,753,501
International tower sales                            543,739         340,869
                                                  ----------      ----------

     TOTAL REVENUE                                $3,478,030      $3,094,370

Costs and expenses:
Cost of goods sold and constructed                $2,587,622      $2,339,005
Selling, general and administrative                  934,100         717,951
Research and Development                               4,659             414
                                                  ----------      ----------

   COSTS AND EXPENSES                              3,526,381       3,057,370

Income (Loss) from operations                     $  (48,351)         37,000
Other income (expense)                                17,700           1,808
Interest income (expense)                            (27,263)        (41,102)
                                                  ----------      ----------

Earnings (Loss) before income taxes               $  (57,914)     $   (2,294)

Income taxes expense (benefit)                       (21,724)           (735)
                                                  ----------      ----------

Net (Loss)                                        $  (36,190)     $   (1,559)
                                                  ==========      ==========

Weighted average shares outstanding -
   primary                                       293,425,000     293,425,000

Net income (loss) per common share -
   primary                                               Nil             Nil

Weighted average shares outstanding
   fully diluted                                 293,425,000     293,425,000

Net income (loss) per common share -
   fully diluted                                         Nil             Nil

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
                   Statement of Operations (UNAUDITED)

                                                      Nine Months Ended
                                                September 30,   September 30,
                                                   1997            1996

Sales and other operating revenue:
Domestic Tower sales                              $9,759,384     $10,781,150
International tower sales                          1,830,995         970,441
                                                  ----------      ----------

     TOTAL REVENUE                               $11,590,379     $11,751,591

Costs and expenses:
Cost of goods sold and constructed                $8,786,912      $9,283,096
Selling, general and administrative                2,778,081       2,089,678
Research and Development                              20,212             414
                                                  ----------      ----------

     COSTS AND EXPENSES                           11,585,205      11,373,188

Income from operations                            $    5,174      $  378,403
Other income (expense)                                24,581           2,282
Interest (expense)                                   (98,367)       (122,102)
                                                  ----------      ----------

Earnings (Loss) before income taxes               $  (68,612)     $  258,583

Income taxes expense (benefit)                       (23,328)         82,745
                                                  ----------      ----------

Net Income (Loss)                                 $  (45,284)     $  175,838
                                                  ==========      ==========

Weighted average shares outstanding -
   primary                                       293,425,000     293,425,000

Net income (loss) per common share -
   primary                                               Nil             Nil

Weighted average shares outstanding
   fully diluted                                 293,425,000     293,425,000

Net income (loss) per common share -
   fully diluted                                         Nil             Nil

The accompanying notes are an integral part of these financial statements.

                    GLOBAL WATER TECHNOLOGIES, INC.
                  Statement of Cash Flows (UNAUDITED)


                                                      Nine Months Ended
                                                September 30,   September 30,
                                                   1997            1996

Cash flows from operating activities:
Net Income (Loss)                                 $  (45,284)     $  175,838
Adjustments to reconcile net income to
   net cash used by operating activities:
   Depreciation and amortization                     104,381          64,800
   Decrease (increase) in accounts
   receivable                                        108,215       1,648,034
   Decrease (increase) in costs in excess
   of billings                                     1,087,967        (372,807)
   Decrease (increase) in inventory                 (204,535)       (111,266)
   Decrease (increase) in prepaid expenses          (166,164)        (17,177)
   Decrease (increase) in other assets               (27,143)
   (Decrease) increase in accounts payable           (96,304)       (218,272)
   Increase (decrease) in accrued
   liabilities                                       165,663        (353,268)
                                                  ----------      ----------

Net cash provided by operating activities         $  926,796      $  815,882

Cash flows from investing activities:
Purchase of property and equipment                $  (94,595)     $ (241,962)
Increase (decrease) in restricted assets              (8,484)          5,528
Increase in organizational costs                                    (114,705)
Advances to Stockholder                              (76,156)        (25,000)
                                                  ----------      ----------

Net cash used in investing activities             $ (179,235)     $ (376,139)

Cash flows from financing activities:
Proceeds from borrowings
Repayments of debt                                  (548,020)       (298,086)
Redemption of preferred stock                         (2,000)              -
                                                  ----------      ----------

Net cash provided by financing activities         $ (550,020)     $ (298,086)

Net increase in cash                              $  197,541      $  141,657

Cash at beginning of period                           66,795          30,494
                                                  ----------      ----------

Cash at end of period                             $  264,336      $  172,151
                                                  ==========      ==========


The accompanying notes are an integral part of these financial statements.

                        Global Water Technologies
                Notes to Financial Statements (Unaudited)

1.   Interim Financial Statements

     The balance sheet as of September 30, 1997, and the related statements of operations for the three month and nine month periods ended September 30, 1997 and 1996 and the statement of cash flows for the nine month period ended September 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

     These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the Current Report on Form 8-K, dated September 25, 1997.

2.   Recently Issued Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The
     Company has determined that FAS 128 will not have a material impact on its earnings per share when adopted.

3.   Reporting basis and fiscal year

     During the quarter ended September 30, 1997, the Company engaged in a business combination with Psychrometric Systems, Inc. (PSI). The transaction has been accounted for as a reverse acquisition, with PSI as the accounting acquiror. The Company has adopted a fiscal year end of December 31, which is the reporting year of the accounting acquiror. In accordance with the guidance contained in the Division of Corporation Finance Accounting Disclosure Rules and Practices manual, a transition report is not required, and the accompanying financial statements are presented on a calendar year basis.

4.   Material Contingencies

     The Company reached understanding and resolved miscellaneous construction claims outstanding from the beginning of the year which resulted in the writeoff of approximately $21,000 in accounts receivable during the nine month period ended September 30, 1997. Additionally, the Company reserved $80,000 for the remainder of current construction claims.

5.   Subsequent Events

     In October, the Company announced that it had signed agreements in conjunction with two other companies to integrate patented non-chemical water treatment technology with its cooling tower products.
     The new company is named Advanced Oxidation Technologies and was formed in October. The products will be marketed to the heating, ventilation and air-conditioning (HVAC) industry, manufacturing and traditional industrial cooling tower markets currently being served by the Company.

     In October, the Company announced that it had signed a definitive agreement to acquire certain assets of Texas Cooling Tower located in Bulverde Texas. The terms of the transaction were not disclosed but management believes that the transaction is not a material purchase of assets.

     In November, the Company announced that it had changed its name from Fi-Tek VI, Inc. to Global Water Technologies, Inc. to more accurately reflect its business and product line.

     In October, the Company filed a Current Report on Form 8-K to reflect the material acquisition of its wholly owned subsidiary, Psychrometric Systems,Inc. ("PSI"). In the transaction, the shareholders of PSI were issued approximately 89% of the currently outstanding common stock of the Company.

     In October, the Company's bank agreed to expand its domestic credit line to $1,025,000. In conjunction with this credit line expansion, the Company is negotiating an expansion of its international credit lines secured by the Export Import Bank of the United States and the Small Business Administration.

     In November, a Fortune 500 company signed a purchase order with the Company for the construction of a new cooling tower. The Company expects to realize revenues of approximately $3,000,000 from the contract.

      Management Discussion and Analysis of Financial Condition and
                          Results of Operations

                         Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30 1996

Total tower revenues were $3,478,030 for the three months ended September 30, 1997 compared to $3,094,370 for the same period in the prior year. During the current three month period, 84% of total tower revenues were derived from domestic sales and 16% from foreign projects. In the comparable three month period of 1996, 89% of revenues were derived from domestic projects and 11% from foreign sales. The increase in revenues for 1997 is due to increased activity and projects awarded in 1997. The total number of projects awarded in the three months ended September 30, 1997 was 19 compared to 12 for the similar period in the previous year. The increase in projects awarded is a direct result of increasing personnel resources in the Selling, General and Administrative areas and the Company's continued emphasis on expanding its overseas opportunities.

Total cost of goods sold and constructed during the three month period ended September 30, 1997 was $2,587,622 or 74% of tower revenues compared to $2,339,005 or 76% of tower revenues for the comparable period in the previous year. The decrease in cost of goods sold and constructed was mainly due to improved cost controls for material and construction labor and a larger percentage of engineering revenues to total tower revenues where the Company enjoys higher profitability compared to the similar period in the previous year. Management believes that the Company has earned these higher profit margins by providing superior service and custom made products to its customer base. Additionally, the Company has begun realizing the benefits of in-house fabrication of certain structural components used in its product line. This vertical integration has lowered costs and increased the reliability of delivery schedules for the Company's construction force to control costs in the field.

In the three month period ended September 30, 1997, selling, general and administrative expenses increased to $934,100 from $717,951 for the similar three month period in the preceding year. Of this increase, approximately $62,000 was due to additional manpower increases and higher wages. The additional manpower has directly led to additional project awards in the three month period ended September 30,1997 and additional gross profit of $135,043 compared to the preceding year. $40,778 of the difference is due to additional marketing expenses for trade shows and marketing related activities. In the three month period ended September 30, 1997, the Company established a reserve for existing construction claims of $80,000. This balance, along with miscellaneous accounts receivable write offs of $8,310, accounted for $88,310 of additional administrative costs compared to $0 for the similar period in the preceding year. Although management plans on vigorously pursuing all construction claims outstanding, management believes that the $80,000 reserve is sufficient to offset any future material adverse impact on the Company's operations.

The Company's loss from operations for the three months ended September 30, 1997 was $48,351 compared to income from operations of $37,000 in the three months ended September 30, 1996. After interest, other income and taxes, the Company had a net loss of $36,190 for the three months ended September 30, 1997 compared to a net loss of $1,559 for the comparable period in the previous year. Management believes that the traditional seasonal nature of the Company's business will continue in the current year and Management has not changed its profitability forecast for the remainder of the year.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

For the nine months ended September 30, 1997, total tower revenues were $11,590,379 compared to $11,751,591 for the same period in the prior year. During the current nine month period, 84% of total tower revenues were derived from domestic sales and 16% from foreign projects. In the comparable nine month period of 1996, 92% of revenues were derived from domestic projects and 8% from foreign sales. The total number of projects awarded in the nine months ended September 30, 1997 was 45 compared to 28 for the similar period in the previous year. The increase in projects awarded is a direct result of increasing personnel resources in the Selling, General and Administrative areas and the Company's continued emphasis on expanding its overseas opportunities.

Total cost of goods sold and constructed during the nine month period ended September 30, 1997 was $8,786,912 or 76% of tower revenues compared to $9,283,096 or 79% of tower revenues for the comparable period in the previous year. The decrease in cost of goods sold and constructed was mainly due to increased cost controls in material and construction labor for awarded contracts. Management believes that the Company has earned these higher profit margins by providing superior service and custom made products to its customer base. Additionally, the Company has begun realizing the benefits of in-house fabrication of certain structural components used in its product line. This vertical integration has lowered costs and increased the reliability of delivery schedules for the Company's construction force to control costs in the field.

In the nine month period ended September 30, 1997, selling, general and administrative expenses increased to $2,778,081 from $2,089,678 for the similar period in the preceding year. Of this increase, approximately $328,000 was due to additional manpower increases and cost of living adjustments. The additional manpower has directly led to additional project awards in the nine month period ended September 30, 1997 and additional gross profit of $334,972. The Company recorded bad debt expense of $101,593 in the nine month period ended September 30,1997 compared to $0 for the same period in the previous year. The Company reached understanding and resolved miscellaneous construction claims outstanding from the beginning of the year which resulted in the writeoff of approximately $21,000 in accounts receivable. Additionally, the Company reserved the remainder of the bad debt expense on current construction claims. Although management plans on vigorously pursuing all construction claims outstanding, management believes that the $80,000 reserve is sufficient to offset any future material adverse impact on the Company's operations. $86,254 of the difference is due to additional marketing expenses for Company trade show and other costs. $59,954 of the increase is due to additional professional fees due to increased public company reporting requirements.

The Company's income from operations for the nine months ended September 30, 1997 was $5,174 compared to income from operations of $378,403 in the nine months ended September 30,1996. After interest, other income and taxes, the Company had a net loss of $45,284 for the nine months ended September 30, 1997 compared to a net income of $175,838 for the comparable period in the previous year. Management believes that the traditional seasonal nature of the Company's business will continue in the current year and management has not changed its profitability forecast for the remainder of the year.

The estimated backlog at September 30, 1997 increased to $7,963,244 from $4,174,040 at September 30, 1996. Subsequent to September 30, 1997, a significant contract of approximately $3,000,000 with a Fortune 500 company for a new cooling tower was signed. Management believes that the Company's opportunities and continued success in obtaining significant contracts will continue in the future. Of the booked backlog at September 30, 1997, management anticipates that a majority of the amount is scheduled to be completed in the fourth quarter of 1997. The remaining balance will be recognized in the first two quarters of 1998.

In October, the Company acquired certain assets of Texas Cooling Tower company of Bulverde, Texas. The acquisition has expanded the Company's product line to include a fiberglass composite industrial cooling tower application. Management believes that these designs will lead to future opportunities for the Company. The Company's strategy is to expand its core cooling tower business through new products and selected acquisitions. The Company plans to improve profitability by lowering costs through vertical integration of the components used in its base cooling tower operations.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital deficit of $239,356 compared to working capital of $435,168 at September 30, 1996 and a working capital deficit of $245,169 at June 30, 1997. Management expects that short term debt of approximately $402,000 will be refinanced into long-term obligations when the obligation becomes due. In October, the Company's bank agreed to expand its domestic credit line to $1,025,000. In conjunction with this credit line expansion, the Company is negotiating an expansion of its international credit lines secured by the Export Import Bank of the United States and the Small Business Administration. The Company's cash flow provided by and used in its operating, investing and financing activities during the first nine months of 1997 and 1996 are as follows:

                                         1997                1996
                                         ----                ----
Operating activities                 $926,796            $815,882
Investing activities               $(179,235)          $(376,139)
Financing activities               $(550,020)          $(298,086)

The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that the Company's operating activities will generate cash during the next six to nine months. Profitability from operations will fund expected reductions in accounts payable, accrued liabilities and an increase in accounts receivable.

The Company is discussions with several sources of equity funding for Advanced Oxidation Technologies, Inc (AOT). The Company anticipates there will be minor cash expenditures by the Company during the start-up of this business and prior to equity funding. These amounts will be recorded as a receivable from AOT. Management does not anticipate that these expenditures will be material. The formation of Advanced Oxidation Technologies will expand the Company's total product offerings with related technologies and offer its current customer base value added products. AOT's non-chemical water treatment products are designed to directly compete with the chemical water treatment industry which is estimated to exceed $1 billion in 1997. The Company is anticipating future acquisitions in related industries to further its ability to provide its customer base with cold clean water.

At September 30, 1997, net costs in excess of billings and estimated earnings on uncompleted contracts were $745,617 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $998,827 at September 30,1996. Generally, construction projects provide for progress payments of the contract price with a retainage of 0 - 15 percent payable after completion of the project.

Budgeted capital expenditures during the next four quarters consist of ongoing amounts for computer equipment, vehicles and office equipment for anticipated growth.

The Company has lines of credit with commercial lenders totaling $882,000 to finance its working capital needs secured by a stockholder's and the Company's certificates of deposit. As of September 30, 1997 $401,982 was outstanding on these lines of credit. Interest rates on the notes are 7.35%. In addition to the interest rates stated, the Company pays the stockholder additional interest of $4,065 per month on his certificates of deposit securing the above mentioned Company notes. The Company has a term loan secured by the Small Business Administration with an outstanding balance at September 30, 1997 of $224,843. Scheduled principal payments on this term note are $100,008 over the next twelve months. Interest rates on this term note is pegged one percent over prime.

Management believes that the Company will have sufficient capital resources to fund its ordinary capital requirements for at least the next four quarters for continuing operations. No assurance can be made that the Company will have sufficient working capital to continue its requirements for continuing operations.

Forward Looking Statements

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, competition in the cooling tower industry and other industries where the Company markets its products and the introduction of new products by competitors in those industries, delays in refining the Company's manufacturing and construction techniques, cost overruns on particular projects, availability of capital sufficient to support the Company's level of activity and the ability of the Company to implement its business strategy.

                                PART II

ITEM 2.    CHANGES IN SECURITIES.

     (c) On September 25, 1997, Global Water Technologies, Inc. ("the Company") and Psychrometric Systems, Inc. ("PSI"), a Nevada corporation, consummated an Agreement and Plan of Reorganization (the "Agreement') whereby the Company acquired all of the issued and outstanding shares of common stock of PSI in exchange for 261,382,500 shares of the Company's "restricted" Common Stock and 1,000,000 shares of a newly-authorized Series A non-voting preferred stock (the "Preferred Stock"). Each share of Preferred Stock is convertible to 290 shares of Common Stock upon attainment of gross annual sales of $60,000,000, but only if such annual sales goal is reported not later than the due date of the Company's Annual Report on Form 10-K for the fiscal year ending in 2002, and is subject to redemption by the Company at a price of $.0001 per share in the event the required sales level is not attained.

     The Company claims the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 adopted thereunder, from the registration provisions of the Act for the issuance of shares to the PSI shareholders. Four of the shareholders of PSI were officers and/or directors of PSI, and the remaining 11 shareholders were employees of PSI involved in the day-to-day operations of PSI. All of the certificates evidencing the shares of the Company's Common Stock received as a result of the Agreement were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of such certificates.

     No underwriters or brokers were involved in the Agreement.

     Further information concerning the Agreement and PSI, including PSI's financial statements, may be found in the Company's Current Report on Form 8-K, dated September 25, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-B:

          Exhibit 27 -   Financial Data Schedule

     (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1997; however, a Current Report on Form 8-K reporting the acquisition of assets on September 25, 1997 (Item 2) was filed on October 6, 1997.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL WATER TECHNOLOGIES, INC.


Date: November 14, 1997            By /s/ GEORGE A. KAST
                                     -------------------------------------
                                       George A. Kast
                                       President, Chief Executive Officer
                                       and Chief Financial Officer