Form 10KSB40
period 1997-12-31
GLOBAL WATER TECHNOLOGIES INC
filed 1998-03-24
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
           December 31, 1997
          -------------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to __________

COMMISSION FILE NUMBER:   33-37513-D
                       ----------------

                     GLOBAL WATER TECHNOLOGIES, INC.
              ---------------------------------------------
             (Name of small business issuer in its charter)

         Delaware                                          84-1148204
-------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                       1767 Denver West Boulevard
                         Golden, Colorado  80401
                       --------------------------
                (Address of principal executive offices)
                               (Zip Code)

Issuer's telephone number:  (303) 215-1100
                          ----------------

Securities to be registered under Section 12(b) of the Act:  None
                                                           ------

Securities registered under Section 12(g) of the Act: None
                                                     -----

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes  X    No
                                                -----    -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $18,697,292
                                                    -----------

Aggregate market value of voting stock held by non-affiliates as of March 20, 1998: $4,414,252
           ----------

Shares of Common Stock, $.001 par value, outstanding as of March 20, 1998: 294,050,000
      -----------

Documents incorporated by reference: Exhibits to Issuer's Registration Statement on Form S-18, No. 33-37513-D and to Issuer's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

                            TABLE OF CONTENTS

PART I


Item 1.  Description of Business.. . . . . . . . . . . . . . . . . . . .1

Item 2.  Description of Property.. . . . . . . . . . . . . . . . . . . .9

Item 3.  Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . 10

Item 4.  Submission of Matters to a Vote of Security Holders.. . . . . 10


PART II

Item 5.  Market Price of the Registrant's Common Stock and Related
        Security Holder Matters. . . . . . . . . . . . . . . . . . . . 11

Item 6.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . . . . 12

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 16

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. . . . . . . . . . . . . . . . . . . 16


PART III

Item 9.  Directors and Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act . . 17

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . 20

Item 11.  Security Ownership of Certain Beneficial Owners and
         Management. . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 12.  Certain Relationships and Related Transactions.. . . . . . . 22

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K . . . 23

                     GLOBAL WATER TECHNOLOGIES, INC.

                               FORM 10-KSB

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Global Water Technologies, Inc. (the "Company") was incorporated under the name Fi-Tek VI, Inc. in the State of Delaware on July 12, 1990, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. In October 1992, the Company completed an initial public offering, receiving proceeds of $160,000 from the sale of 8,042,500 units, consisting of Common Stock and warrants. The Company's offering was subject to the Colorado Securities Act, which required the placement into escrow of 80% of the net proceeds of the offering ($93,714) until the completion of a transaction or series of transactions whereby at least 50% of the gross proceeds received from the sale of shares in the offering was committed for use in one or more specific lines of business. The escrow condition had not been satisfied as of the fourth anniversary of the initial public offering, and accordingly, the Company distributed those funds pro rata to those persons who were owners of the shares of Common Stock purchased in the offering. The expiration date of the warrants which were included in the units sold in the public offering have been extended past their original expiration date, and will now expire April 14, 1999, unless extended.

     On September 25, 1997, the Company and Psychometric Systems, Inc. ("PSI") consummated an Agreement and Plan of Reorganization whereby the Company acquired all of the issued and outstanding common shares of PSI in exchange for the issuance of 261,382,500 shares of the Company's Common Stock and 1,000,000 shares of a newly-authorized Series A non-voting preferred stock ("Preferred Stock"). Each share of Preferred Stock is convertible into 290 shares of Common Stock upon attainment of gross annual sales of $60,000,000 for the Company and its subsidiaries (the "Company"), but only if such annual sales goal is reported not later than the due date of the Company's Annual Report on Form 10-K for the fiscal year ending in 2002, and is subject to redemption by the Company at a price of $0.0001 per share in the event the required sales level is not attained. The Company has accounted for the transaction as a reverse acquisition under the purchase method of accounting. The fiscal year of the Company was changed from June 30 to December 31 to correspond to the fiscal year of PSI.

     On November 5, 1997 and subsequent to its reverse acquisition with PSI, the Company changed its name from Fi-Tek VI, Inc. to Global Water Technologies, Inc. to reflect the Company's focus on the growing water-related market opportunities. The Company's trading symbol was also changed to "GWTR" on that date.

     Except as otherwise noted, all references to the "Company" include Global Water Technologies, Inc. and its subsidiaries.

BUSINESS OF THE ISSUER

     The Company, through its wholly owned subsidiary, PSI, designs, sells, manufactures and builds industrial cooling towers, and repairs, maintains and retrofits existing industrial cooling towers and cooling tower components for these and similar facilities. The Company primarily markets its products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel and other large corporations around the world.

     The Company plans on expanding its product line offerings into the integrated non-chemical water treatment and modular cooling tower market.

     PSI was founded in January 1993 by George A. Kast, President and Chief Executive Officer. Mr. Kast and members of his family have been in the cooling tower industry since 1983. The predecessor company, Thermal-Dynamic Towers, Inc., was sold to GEA AG, a large European conglomerate in 1991.

     PSI was named as one of America's 50 Hottest New Small Businesses by ENTREPRENEUR magazine in early 1996, achieving a ranking of #30 within the group of 50. The Small Business Administration named PSI "The Small Business Exporter of the Year" in 1997 for Region VIII, which includes Colorado.

     The Company custom designs industrial cooling towers for its customer base in a competitive bid job award process. The Company provides value engineering and specific cooling tower designs to its customer base. Although influenced by many factors, management believes competitive pricing is one of the main criteria for job awards. Based on customer requirements, the Company designs cooling towers using structural members manufactured from wood, fiberglass and concrete. Light manufacturing of wooden and fiberglass structural components is done at the Company's facilities for selected jobs prior to treatment procedures. Component parts are subcontracted and ordered from various suppliers to be shipped directly to the job site. For domestic projects, Company managed crews erect the cooling tower in the field or a subcontractor is awarded the erection of the tower. The field erection normally takes between six to twelve weeks for the typical two to three cell cooling tower. The construction and erection of foreign jobs are usually outside of the Company's scope of responsibility. From contract award to final completion of the structure, a typical project will last four to six months.

     The Company utilizes proprietary software products and know-how to design and estimate construction costs for potential projects. Although not copyrighted or patented, management believes that the proprietary information is integral to its ability to accurately and reliably design cooling towers to meet the desired specifications and to estimate job costs. This know-how is augmented by key knowledgeable employees. The Company's competitive position could be adversely affected by the loss of these employees or know-how.

THE COOLING TOWER MARKET

     Cooling towers are designed to reject heat from process operations into the atmosphere through evaporation and direct heat transfer. Hot water is pumped to the top of the cooling tower and distributed over the fill media through various nozzle apertures. The fill media is designed to maximize the air/water interface to improve the efficiency of the heat rejection. As the air comes into contact with the hot water from the process, some water evaporates causing a reduction in heat for the remaining water. Fans placed on the top of the tower cause air to be drawn in from the sides and the bottom of the tower in an induced draft design. The induced draft air flow cools the water through direct contact and through evaporation. The evaporated water, now in the form of steam, is ejected through the fanstacks at the top of the tower. The cooler water at the bottom of the tower in the basin, is then re-circulated back into the process where it again absorbs heat until the entire process is repeated. Management believes this type of cooling tower configuration provides the most efficient and cost effective design for industrial cooling towers. Cooling towers have been used in the process industries for close to 100 years.

     Most process industries with available water that generate heat in the process utilize cooling towers in their operations. Accordingly, cooling towers are vital to the continuing operation of these facilities and are considered critical pieces of plant and equipment. In fact, these processes cannot continue to operate without cooling towers or some other more expensive means to reject heat from these facilities. Cooling towers can range in price from $10,000 for a small 600 gallon per minute ("GPM") or 250 ton HVAC facility to over $10,000,000 for a heavy industrial or utility customer needing capacities of 300,000 GPM. GPM is the standard unit of measurement in the industrial cooling tower segment, while HVAC usage denominates capacity in nominal cooling tons. One ton of cooling is approximately equivalent to 2.5 - 3.0 GPM under humid environmental conditions.

     The cooling tower market can be subdivided into two main segments, facilities using pre-packaged or factory assembled units and plants employing field erected cooling towers. Industrial cooling towers are usually stand alone, separate facilities while factory assembled units often are placed on top of office buildings or in close proximity to the heat source adjacent to the building. Factory assembled cooling towers are shipped directly to the end user as a completed unit and installed on site with minimal additional fabrication. These units are typically sold to HVAC and light to medium industrial users. Cooling towers for HVAC applications are sized from approximately 30 to 500 nominal tons. Larger tonnages are obtained from either sequencing a number of factory assembled units or constructing small field erected units on site. Field erected cooling towers are constructed on site and are utilized by medium and heavy industrial and utilities. Heavy industrial users require cooling towers sized from 10,000 to 100,000 GPM and some utility applications range up to 300,000 GPM.

     Accurate information about the cooling tower industry is difficult to obtain since many cooling tower manufacturers are either privately held and do not divulge market information or are divisions of very large public entities. Furthermore, many existing cooling tower companies operating in the U.S. are owned by foreign entities where reporting requirements are substantially different from U.S. provisions. Limited market information is available from the U.S. Department of Commerce, public SEC information, commissioned private studies and internal intelligence sources. Based on this limited information and management's evaluation of the market, management estimates that the total annual United States cooling tower market ranges from $400 million to $600 million, and that the total annual worldwide market ranges from $800 million to $1.1 billion.

PRODUCT LINE

     The market currently served by the Company can be subdivided into two main sub-segments: new cooling towers and retrofits and repairs of existing towers. For the year ended December 31, 1997, the new tower revenue recognition represented approximately 73% of the Company's revenues, retrofits represented approximately 25% and miscellaneous sales comprised the balance. Based upon its current backlog of business and current outstanding bid activity, management believes that future revenue recognition for 1998, will approximate 1997 percentages for new towers, retrofits and replacement parts, respectively.

     NEW COOLING TOWERS. New cooling tower project opportunities come from two major sources: a worldwide network of independent manufacturers representatives and internal sales personnel. Although some projects arise from past sales relationships with customers, most projects are awarded independently. The manufacturer's representatives are compensated based upon a sliding scale commission level. In addition to its direct sales activities, the Company markets new cooling towers in a number of ways, including sponsorship of trade shows, direct mail solicitation and advertising in various trade publications. The Company is presently developing a compact disk ("CD"), which will portray its products using interactive pictures and animation. This CD will be distributed to engineering firms, manufacturers and specialized mailing lists in the industrial cooling tower market. The Company also maintains a web page on the worldwide web at http:\\www.psicoolingtowers.com.

     Bids on new cooling tower projects typically range from $50,000 to $10,000,000 per project. Although the Company has bid on larger projects, the majority of projects fall within this range. The average project size awarded is estimated at $400,000 to $500,000; however, as the Company bids on and is awarded larger projects, management believes that the average project size will correspondingly increase.

     Although there is no typical bidding process, normally the customer or a customer's agent describes the operating performance requirements of the tower. Company personnel assemble a value engineering plan for the given heat load configuration and a cost estimate for the materials, labor, and ancillary equipment to meet the specific performance criteria for the facility. Many factors affect the cost calculation, including water quality, environmental conditions, operating details, local building requirements, structural materials needed, local labor conditions and other factors which affect the cost components of the cooling tower. A bid is then submitted to the customer for consideration. Some projects may be awarded to low bidder, while others may have other performance factors as the prime criteria for contract award. Most commercial bids the company submits have bid clarification meetings to clarify the scope of the Company's bid. Often, competitive bids have differing scopes of work since the projects are large and complex. The clarification meetings are necessary to insure the customer that their evaluation process accurately considers all of the differences among the competing bids.

     At the time the job is awarded, final terms and conditions are negotiated including construction on-site dates, contract terms and conditions, financial performance, warranties and other factors defining the rights and obligations of the parties. The Company then submits the project bid information to the engineering and construction department within the Company. Normal payment terms include payment upon completion of the engineering phase which is followed by additional payments upon completion or partial completion of the material procurement/manufacturing phase and, if applicable, the labor construction phase. The Company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on new cooling towers are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

     The project manager assigned to the project performs detailed cost calculations for the contract, work schedule controls and works in conjunction with the purchasing department to complete the material requisition process. In addition, the project manager coordinates crew availability with the customer and the Company's construction manager for the actual erection of the facility if the erection is in the Company's scope of work. The project manager is the Company's liaison with the customer, the coordinator and the facilitator for job completion. The Company employs a group of skilled engineers trained in various aspects of construction management to fulfill these responsibilities. As the job progresses, customer requirements may change from the original job specifications. When this occurs, the project manager in conjunction with the sales department determines the amount for the change order and negotiates with the customer for these amounts. A majority of jobs have change orders, which may be significant, during the project life.

     Cost components for new cooling towers include hardware, structural components, fan decks, partition walls, distribution, fill and drift eliminator media, mechanicals (fans, drive shafts, gearboxes etc.), fanstacks, labor, tools, and freight. Most of the material requirements are purchased from independent outside vendors, custom fabricated for the specific project requirements and shipped directly to job sites. Some wooden and fiberglass structural materials are fabricated by the

Company at leased facilities.

     The customer will often require a thermal performance test as part of the documentation on tower performance. Either the Company's personnel or independent third parties perform these tests. Historically, these performance tests have shown that the Company's products consistently meet or exceed performance design specifications. In addition to the performance tests described above, the Company provides a limited warranty on its products to be free from material defects for 12 months from start-up or 18 months from shipment, whichever occurs first. Management believes that there are no significant warranty issues from products placed in service since inception.

     The Company has installed plume-abated towers in Japan and the United States. Plume abatement is attained through the installation of hot water cooling coils on the outside of the cooling tower. The fans draw air over these coils to pre-heat and dry the ambient air. Controlling louvers blend the amount of air drawn over the coils versus air drawn from the sides and bottom of the tower. These louvers are modified based on local environmental conditions. The dry air from the coils is then mixed with the saturated moist air from the normal cooling tower operation and mixed in the plenum chamber prior to ejection from the fanstacks at the top of the tower. These plume-abated towers have positive environmental impacts on the immediate surrounding area. Plume abatement features increase the selling price of the facilities and provides additional customer benefits, such as reduced damage to surrounding deciduous trees and reduction in potential liability caused by condensing water and ice in winter driving conditions. In addition to plume abatement, the Company also has successfully installed sound abated towers which decrease noise levels and sound pollution.

     RETROFIT MARKET. In the retrofit or repair market, the Company has bid on projects ranging from $5,000 to $4,000,000. Management expects to bid on projects in excess of this range in the future as opportunities may arise. A typical retrofit job is in the $50,000 to $200,000 range. Normally, the customer selects options from a list of possible repair scopes for the existing cooling tower retrofit project. In approximately 75% of the projects bid by the Company, a portion of the work scope is based upon a time and material unit price. Most retrofit projects do not require drawings or extensive engineering work. Profit is recognized on a percentage-of-completion basis.

     Retrofit projects could have significant change orders as compared to the total price of the contract. Change orders from retrofit projects arise due to the uncertainty surrounding the job scope at the time of the bid. Often, the existing towers are operating when the job walkthrough is done to determine the scope of the repairs necessary. Damaged areas in need of repair can only be observed after the crew has begun their retrofit work and the damaged area is exposed. An experienced construction crew is vital to observe additional opportunities and communicate that information to the project manager. The project manager can then communicate the proposed change orders to the customer and provide them with additional value in their cooling tower retrofit.

SUPPLIERS, VENDORS AND SPARE PARTS

     The Company utilizes selected vendors for its sub-component requirements. In a limited number of cases, specific manufacturers have worked in conjunction with the Company to supply components to customers under common marketing programs. Because the Company has access to a broad number of suppliers and works with them on a regular basis, management believes that the customer can achieve economic benefits by utilizing the Company's buying power when component spare parts are needed. The Company relies upon the suppliers and vendors to manufacture components to Company specifications. The Company has not experienced any significant delays in obtaining parts and components for its products, and management believes that the Company's relationships with its suppliers are good and that the material availability is adequate.

     On November 1, 1997, the Company acquired certain assets of Texas Cooling Tower Company ("Texas Tower"), located in Bulverde, Texas. The assets acquired included casts/dies, furniture and equipment and other inventory, for which the Company paid $70,000. The Company will use this equipment and inventory to expand its product line into complementary fiberglass cooling tower designs for specific industrial process applications.

PRODUCT RESEARCH, DESIGN AND DEVELOPMENT

     The Company leases a facility from George A. Kast, the President and principal shareholder of the Company, in Coeur d'Alene, Idaho for its research and development requirements. The Company is evaluating various technologies related to cooling towers, heat rejection rates, water reuse, disinfection, water treatment and product design at this facility. The facility is staffed by one employee as of December 31, 1997. The Company plans to continue research and refinement programs at its facility but has no fixed research and development budget. For the fiscal years ended December 31, 1997 and 1996, the Company expended $147,895 and $129,984, respectively, for research and development.

NEW BUSINESSES

     On October 15, 1997, the Company announced that PSI, in conjunction with two non-affiliated companies, had entered into an agreement with the inventor of certain patented electro-disinfection technology in the non-chemical water treatment industry to market this technology in fiberglass modular cooling towers and industrial cooling towers. Although the Company could have extended this agreement, the Company allowed such agreement to expire on December 31, 1997. The Company is pursuing other technologies with various organizations to provide cleaner water and provide better control over biological hazards such as legionella and tuberculosis, and improve "sick building syndrome". There can be no assurance that Company will be successful in acquiring such technology or that the technology will perform as expected.

GOVERNMENTAL REGULATION

     The Company is subject to the requirements of a number of federal, state and local laws, such as the federal Occupational Safety and Health Act ("OSHA") in the construction and manufacturing of the cooling towers, the Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA"), the Environmental Protection Agency ("EPA") and various state regulatory agencies. The Company endeavors to comply with all state and federal laws and believes that it is in compliance with all applicable federal, state and local regulations applicable to it, including environmental regulations.

COMPETITION

     The market for cooling towers is extremely competitive worldwide. There are approximately 10 manufacturers of new industrial cooling towers in the United States. There are approximately 15 regional companies providing retrofits and repair services. The Company's primary competitors internationally consist of the same competitors with which the Company competes in the United States. Additionally, there are 10-15 companies which compete regionally on an international basis with the Company's products and services.

     The two largest competitors on a worldwide basis are the Marley Cooling Tower Co., a division of United Dominion Industries Limited based in the United States, and Hamon Cooling Towers, a division of the Hamon Group of Belgium. Collectively, these two companies account for approximately 50% of the worldwide industrial cooling tower market.

     A number of the Company's competitors are substantially larger in size than the Company and have greater financial, operating and other resources. Many of these competitors have been in business for a number of years and are well established in the industry.

     In addition, a number of the aforementioned competitors manufacture and market cooling towers employing fiberglass, wood and concrete materials which are similar to the Company's products. Management believes that the Company's products provide superior value to the customer through service, performance and operating efficiencies. There can be no assurance that competitors will not develop and produce products which are comparable or superior to the Company's product line.

EMPLOYEES

     As of December 31, 1997, the Company employed 52 full time individuals in the fields of engineering, management, marketing, accounting, finance, drafting, design, construction, law and administrative support throughout its operations. There were 40 individuals at its corporate headquarters in Lakewood, Colorado; five full time employees located at its shop facilities in Denver, Colorado; one employee at its research and development facility in Coeur d'Alene, Idaho and six construction superintendents located at various sites in the field. The Company also contracted with four independent contractors as of December 31, 1997. The Company employs a service organization and local labor halls to provide crewing levels for its construction projects in the field where the erection of the tower is within the Company's scope of work. These crews have ranged from approximately 30 to 170 individuals and fluctuates in accordance with the total number of projects requiring field installation at any given time. Only crews on selected jobs where union representation is mandatory are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

CUSTOMERS

     The Company did not have a major customer accounting for more than 10% of its revenues for the year ended December 31, 1997. During 1996, three separate projects with Bechtel accounted for more than 10% of the Company's revenues. From time to time, the Company may have projects that exceed the 10% revenue threshold for defining a major customer. Because each construction project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on the Company.

     The Company has experienced some seasonality in the business over the past few years. In general, the fourth calendar quarter of the year has experienced higher revenues and higher operating income that the other calendar quarters. Management attributes some of this to cooling tower projects following the warmer summer months and to end of the year capital budgets of customers.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Effective March 10, 1998, the Company and George A. Kast, President and CEO, entered into a triple-net lease for a 35,560 square foot office building in Golden, Colorado for the Company's expanding office space requirements. The lease commits the Company to pay rent on 22,560 square feet and for Mr. Kast to pay rent on the remainder. Commencing May 1, 1998, the Company's monthly rent is $20,680, with such rent escalating to $22,560 for calendar year 1999 and $24,440 for calendar year 2000. In addition, it is estimated that the Company's operating expenses will approximate $14,000 per month. The lease also provides Mr. Kast with the option to purchase the building on or before December 31, 2000.

     Through March 15, 1998 at which time the Company relocated to its Golden offices as noted above, the Company's principal offices were located in Lakewood, Colorado and consisted of approximately 12,260 square feet of office space which was occupied pursuant to a 60 month lease with an unaffiliated entity and which expires on October 31, 1999. Although there can be no assurance, management believes that it will be able to sublet the Lakewood offices at a rate comparable to its current lease obligations.

     The Company leases approximately 17,700 square feet from an unaffiliated entity in Denver, Colorado and which is utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment. The facility was leased from January 6, 1997 through January 5, 1998 and the Company is currently leasing the facility on a month-to-month basis. The Company does not anticipate modifying these terms or the operation in the immediate future. Management believes that the lease on this facility can be renewed and/or additional space secured without substantial economic implications. This facility provides the Company with the flexibility for light fabrication in order to achieve pricing leverage with existing suppliers, quick turnarounds for selected jobs and quality control for the structural components.

     The Company leases a 5,000 square foot research and development facility in Coeur d'Alene, Idaho from its principal stockholder, George A. Kast. The facility is subject to a lease from October 1, 1996 to September 30, 2001. The lease terms obligate the Company to a monthly payment of $1,238.

     Management believes that the Company's insurance policies provide adequate coverage for the contents at all facilities. The lessor of each of the Company's leased facilities is responsible for the building structure itself. The Company could have material adverse consequences if its facilities were destroyed by fire or other disaster without a recovery system in place.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1997. However, in October 1997, the Company approved (i) an amendment to the Company's Certificate of Incorporation to change the name from Fi-Tek VI, Inc. to Global Water Technologies, Inc. and
(ii) an increase in the number of authorized shares of Common Stock from 500,000,000 shares, $.00001 par value, to 800,000,000 shares, $.00001 par value. The amendments to the Company's Certificate of Incorporation were approved by a majority of the outstanding shares of Common Stock, by consent, without calling a meeting of all of the Company's shareholders, pursuant to applicable provisions of the General Corporate Law of Delaware.

     The Company did not provide its shareholders with an annual report for the fiscal year ended December 31, 1996.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     MARKET INFORMATION.   The Company's Common Stock began trading on the
Over the Counter Bulletin Board during the third quarter of fiscal 1994.

     The following table sets forth the high and low bid prices for the Company's Common Stock for the past two years. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, Inc. Library.


                                                       High           Low
                                                        Bid           Bid
                                                        ---           ---
     1996 Fiscal Year
     ----------------

     First Quarter . . . . . . . . . . . . . . . . .    $.01          $.01

     Second Quarter. . . . . . . . . . . . . . . . .    $.01          $.01

     Third Quarter . . . . . . . . . . . . . . . . .    $.01          $.01

     Fourth Quarter. . . . . . . . . . . . . . . . .    $.01          $.01

     1997 Fiscal Year
     ----------------

     First Quarter . . . . . . . . . . . . . . . . .    $.01          $.01

     Second Quarter. . . . . . . . . . . . . . . . .    $.01          $.01

     Third Quarter . . . . . . . . . . . . . . . . .    $.08          $.01

     Fourth Quarter. . . . . . . . . . . . . . . . .    $.08          $.04

     1998 Fiscal Year
     ----------------

     First Quarter (through March 20, 1998). . . . .    $.08          $.03125


     On March 20, 1998, the last reported bid and asked prices for the Common Stock were $.075 and $.09, respectively. No quotations are available for the Class A and Class B Warrants.

     HOLDERS.   As of March 1, 1998, the Company had approximately 71
holders of record of the Company's Common Stock.

     DIVIDENDS.    The payment of dividends by the Company is within the
discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. Since its inception, the Company has not paid any dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Global Water Technologies, Inc. (the "Company"), primarily through its wholly owned subsidiary, Psychrometric Systems, Inc. ("PSI"), is in the business of designing, selling, manufacturing and building industrial cooling towers, repairs and maintenance in the retrofit of existing industrial cooling towers and cooling tower components for these and similar facilities. The Company primarily markets its products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel and other large corporations around the world.

     The Company derives revenue from the following principal sources: new cooling tower sales, retrofits to existing cooling tower construction repair projects and spare parts and supplies to existing cooling tower customers. The Company custom designs and constructs wooden, fiberglass and concrete towers for its customer base worldwide.

     The Company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on new cooling towers are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined.
In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the year ended December 31, 1997, total tower revenue increased 13.2% to

$18,697,292 as compared to $16,520,544 for the year ended December 31, 1996. International revenues comprised 20.2% of total revenues in 1997 versus 11.6% in 1996, with such increase resulting from increased emphasis on the international market. In 1997, the Small Business Administration named the Company's PSI subsidiary as Small Business Exporter of the Year for Region VIII which includes Colorado, Montana, North Dakota, South Dakota, Utah and Wyoming.

     Contracts awarded ("bookings") during 1997 increased 61.6% to $24,163,772 from $14,955,222 in 1996. These amounts included international bookings of $8,749,532 in 1997 (36.2% of total) and $2,496,168 in 1996
(16.7% of total). Management believes that foreign opportunities will continue to play an important role in future periods and that the Company will not be adversely affected by the current economic conditions in Asia. The increase in bookings awarded is due to an overall increase in the number of projects won, an increase in the average dollar amount of the contract awarded, and increased selling expenses to take advantage of market opportunities. Backlog increased from $6,139,765 at December 31, 1996 to $11,606,245 at December 31, 1997.

     The Company's cost of construction increased 7.1% from $12,654,634 in 1996 to $13,547,484 in 1997. As a percentage of revenues, cost of
construction decreased from 76.6% in 1996 to 72.5% in 1997.   The absolute
increase in cost of construction resulted from a 13.2% increase in corresponding revenues, net of cost efficiencies from project management cost controls. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 28.8% from $3,130,378 in 1996 to $4,031,159 in 1997. As a percentage of revenues, these expenses increased from 18.9% in 1996 to 21.6% in 1997 as the company continues to make an investment in its future. However, as a percentage of new bookings which increased 61.6%, these expenses actually decreased from 20.9% in 1996 to 16.7% in 1997. In support of greater bookings, the overall increase in selling, general and administrative expense primarily occurred in two areas. The first was in personnel related costs, primarily from an increase in number of staff. The second occurred in such areas as travel related to international sales opportunities and increased
participation in national and international trade shows.   Management
believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Research and development costs increased 13.8% to $147,895 in 1997 from $129,984 in 1996. These costs include the research and development facility in Idaho and the expenses associated with the Company's diversification effort into water treatment and water purification.

     Operating income, based on the explanations noted above, increased 60.3% from $605,548 or 3.7% of revenues in 1996 to $970,754 or 5.2% of revenues in 1997.

     Other income and expense primarily consisted of interest expense, which declined slightly, related to the Company's various debt financings. Income taxes increased from $154,453 with an effective 33.5% tax rate in 1996 to $273,878 with an effective tax rate of 32.4% in 1997.

     Net income increased 86.6% from $305,984 in 1996 to $570,982 in 1997.
Both basic and fully diluted income per share increased from $0.001 in 1996 to $0.002 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of $1,223,939 as compared to working capital of $757,018 at December 31, 1996. The working capital increase is mainly due to a net increase in costs and estimated earnings on uncompleted contracts and an increase in inventories from December 31, 1996 to December 31, 1997. An increase in trade accounts receivable was substantially offset by a corresponding increase in trade accounts payable. The Company's cash flow provided by and used in its operating, investing and financing activities are summarized as follows:

                                                 Year Ended December 31,
                                                   1997            1996
                                                   ----            ----

    Operating activities                       $  484,098      $  636,013
    Investing activities                         (191,172)       (269,667)
    Financing activities                         (235,627)       (330,045)
                                               ----------      ----------
    Net increase in cash                       $   57,699      $   36,301
                                               ==========      ==========

     The Company's capital requirements for its continuing operations consist of its general working capital needs, increased lease obligations as described in ITEM 2. DESCRIPTION OF PROPERTY hereof, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities in the future will continue to provide cash even though the investment in receivables, inventory and costs and estimated earnings in excess of billings is expected to increase as sales volume increases. The Company tries to minimize its investment in these working capital components, but as sales and backlogs increase, management believes that these investments will also increase.

     Scheduled principal payments on term loans will total $137,865 during the fiscal year ended December 31, 1998 with Norwest Bank and other financial institutions. A portion of the term loans outstanding is guaranteed by the Small Business Administration and subjects the Company to certain financial covenants. These covenants include minimum net worth requirements, limitations on capital withdrawals from the Company and collateral claims on substantially all of the Company's assets. The total amount of the Small Business Administration guaranteed term loan outstanding at December 31, 1997 was $199,841. Principal payments of $8,334 plus interest on the outstanding balance are due and payable each month. Interest is calculated at the prime rate of interest plus one percent. The prime rate will change periodically as economic conditions in the general economy fluctuate. At December 31, 1997 the interest rate used for interest payments was 9.5%. The bank has the right to accelerate payment on any or all of the principal outstanding if the financial covenants are not maintained. If the bank exercised this right, it would have a material adverse effect on the Company and its financial position.

     The Company has a revolving line of credit with Norwest Bank in the amount of $1,025,000 of which $745,000 was outstanding at December 31, 1997. The line of credit bears interest at a rate of 7.75% rate and bears no annual commitment fee. The line of credit is due January 3, 1999. The line of credit and the SBA term loan above are secured by cash collateral of $928,942 at December 31, 1997, of which the Company's portion is $222,836 and the remainder is pledged by Michael A. Kast, one of the Company's stockholders. As compensation for pledging the cash collateral, the Company pays additional interest to Michael A. Kast. See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Management believes that the Company's short-term debt can be refinanced at comparable or better terms when the debt becomes due.

     The Company has various loans secured by Company vehicles. At December 31, 1997, the total amount outstanding was $116,981 for seven individual bank obligations. The short-term principal payments obligations for the fiscal year ended December 31, 1998 will be $37,857 for these loans.

     In total, as of December 31, 1997, the Company had outstanding loans from commercial lenders of $1,061,823 and had $137,000 outstanding in letters of credit. The unused availability under the line-of-credit as of this date was $143,000.

     In regard to its diversification effort, the Company plans to develop and/or acquire proprietary or patented non-chemical water treatment technology to provide cleaner water and provide better control over biological hazards such as legionella and tuberculosis, and improve "sick building syndrome". There can be no assurance that the technology which the Company is pursuing will perform as expected. The Company anticipates that the new business opportunity will require cash resources in 1998, and that such business will commence generating revenues in 1998.

     In March 1998, the Company secured two additional financings through Norwest Bank, Lakewood, CO. These included (a) a $475,000 Small Business Administration 75% guaranteed loan maturing in June 2003 and (b) a $1,000,000 Export-Import Bank 90% guaranteed credit agreement (primarily related to eligible foreign accounts receivable and inventory) maturing in March 1999. Both financings bear interest at 1.0% above prime rate.

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

     The Company has not experienced material unfavorable effects on its results of operations due to currency exchange fluctuations with its foreign customers or material unfavorable effects upon its results of operations as a result of domestic inflation.

YEAR 2000 ISSUE

     The Company's management does not believe that the Company will be materially adversely affected by the computer software Year 2000 issue. The Company has a relatively small number of transactions with its select customer base and does not have significant exposure to the Year 2000 issue. The Company's vendors and suppliers may have some exposure to the issue but at this time, management does not anticipate a material adverse impact on the Company's operations.

FORWARD LOOKING INFORMATION

     Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the company, competition in the cooling tower industry and other industries where the Company markets its products and the introduction of new products by competitors in those industries, delays in refining the Company's manufacturing and construction techniques, cost overruns on particular projects, availability of capital sufficient to support the Company's level of activity and the ability of the Company to implement its business strategy.

ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements set forth on pages F-1 to F-18 of this Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company's principal independent accountants did not resign or decline to stand for re-election nor were they dismissed during the Company's two most recent fiscal years. The Company's financial statements for the year ended December 31, 1997 were audited by Comiskey and Company, P.C., which had been the auditor for the registrant, Global Water
Technologies, Inc. (formerly known as Fi-Tek VI, Inc.), prior to the reverse acquisition of PSI.

     The financial statements of PSI as of and for the year ended December 31, 1996, which have been presented in comparative form with the current year consolidated financial statements, were audited by Bauerle and Company, P.C. There have been no disagreements between PSI and Bauerle and Company, P.C. on matters of accounting and financial disclosure.

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following sets forth certain information with respect to the officers and directors of the Company.

Name              Age  Position                    Officer or Director Since
----              ---  --------                    -------------------------

George A. Kast    40   President, Chief Executive           1997
                       Officer and Chairman of the
                       Board

Gary L. Brown     41   Chief Operating Officer,             1997
                       Secretary and General Counsel

Robert L. Tomz    54   Vice President of Finance,           1998
                       Chief Financial Officer,
                       Treasurer and Director

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

      The following sets forth biographical information concerning the Company's directors and executive officers for at least the past five years.

     GEORGE A. KAST, the founder, officer and director of PSI, has been an officer and director of the Company since the Company's acquisition of PSI in September 1997. Prior to forming PSI, from 1983 to 1992, Mr. Kast was the vice-president of GEA/Thermal-Dynamic Towers, Inc. ("TDT"), Lakewood, Colorado where he was responsible for all marketing activities and directly experienced in design and project management of cooling towers, including the design and creation of the pultruded fiberglass structural cooling towers.

     GARY L. BROWN has been Chief Operating Officer and General Counsel of PSI since 1996 and became an officer of the Company when the Company acquired PSI in September 1997. From 1993 to 1996, he was the general counsel of Fischbach Corporation, which included Fischbach & Moore, Natkin & Company, Ficon Corporation and Fischbach Power Services, among others. Prior to joining the Fischbach companies, Mr. Brown was engaged in private practice for ten years with the firm of Gorsuch, Kirgis, Campbell, Walker
& Grover in Denver, Colorado. Mr. Brown received a B.S.J. degree from the University of Kansas in journalism in 1979 and a J.D. degree from Washburn University in 1983.

     ROBERT L. TOMZ joined the Company in January 1998.   From 1992 through
1997, Mr. Tomz was the vice president of finance and chief financial officer of Ketema, Inc., Denver, Colorado, a publicly held company which was taken private in a leveraged buyout in December, 1994. Mr. Tomz received a B.S. degree in accounting from Marquette University, Milwaukee, Wisconsin in 1965. He is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Financial Executives Institute.

     The Company presently has no audit/systems committee nor a compensation committee.

SIGNIFICANT EMPLOYEES

     The following employees make a significant contribution to the business of the Company.

     JOHN H. BEVAN, age 46, was secretary/treasurer of PSI from 1993 to 1997 and is presently the Company's controller. From 1989 to joining PSI in 1993, Mr. Bevan was the controller for TDT. He received a B.S. degree in finance in 1974 and a M.B.A. degree in 1975 from the University of Colorado.

     MICHAEL A. KAST, age 41, has been the director of projects and a director of PSI since 1993. He is currently a senior vice president of PSI. From 1983 to 1992, he was the founder and former president of TDT. He is responsible for all of the Company's business activities including labor, construction, erection, reconstruction and new towers.

     STEVE D. ADAMS, age 37, was the director of applications and projects at TDT from 1992 to 1994 and the product manager for new tower and engineering manager at Custodis-Ecodyne, Inc., Santa Rosa, California from 1988 to 1992, where he was product manager for new tower and engineer manager. Mr. Adams joined PSI in 1994 and is currently vice president-applications. His responsibilities include new tower design, estimating and testing. He received a B.S. degree in chemical engineering from the University of Missouri in 1983.

     MARTIN E. HOUT, age 42, has been employed by PSI since 1995. He is currently vice president of finance for the Company's wholly owned subsidiary, Advanced Oxidation Technologies, Inc. Prior to his association with PSI, he was the president of International Consulting Associates, Inc., Lakewood, Colorado from 1994 to 1995, and from 1993 to 1994, a financial officer at GAC Technologies, a manufacturing subsidiary of Golden Aluminum Co., a subsidiary of ACX Technologies, Inc., Golden, Colorado. From 1988 to 1993, he was controller of a subsidiary of Golden Aluminum Co. Mr. Hout joined the Company in 1995 as chief planning officer and is responsible for acquisition analysis, investor relations and planning. Mr. Hout received a B.A. degree from the University of Illinois in 1979 and a M.B.A. degree in international finance from the University of Denver in 1991. He is a certified public accountant in Colorado and Illinois.

     WILLIAM W. HOWARD, age 40, was structural design manager for TDT from 1990 to 1993 when he joined PSI. In 1991, he was the committee chairman for the Redwood, Douglas Fir and Fastener Specifications Standards committee of the Cooling Tower Institute. As vice president of engineering of PSI, his responsibilities include the analysis and design of all structural members and joints, proposal reviews, project engineer and directing new tower project managers. He received a B.S. degree in architectural engineering, structures from the University of Colorado in 1982.

     TIMOTHY P. KAST, age 33, has been the director of research and technology at PSI's Coeur d'Alene facility in Idaho since 1993. From 1990 to 1993, he was the chief engineer and project designer for TDT where he led an interdisciplinary team of engineers in the development, design, analysis, field support and testing of industrial evaporative cooling towers and assorted equipment. He is currently vice president of technology for Advanced Oxidation Technologies, Inc. He received a B.S. degree and a M.S. degree in chemical engineering in 1986 and 1989 from the University of Idaho and is pursuing his Ph.D. in chemical engineering from the same institution.

FAMILY RELATIONSHIPS

     There are no family relationships between the officers and directors of the Company; however, George A. Kast's sister, Kelli C. Kast, is married to Gary L. Brown's brother. Kelli C. Kast is the Assistant General Counsel for the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 1997:

                                                       Long Term
                                                   Compensation Awards
                                                   -------------------
                       Annual Compensation ($$)   Restricted
Name and               ------------------------     Stock     Options        Other
Position            Year    Salary     Bonus       Awards(4)  & SARs(4)   Compensation
--------            ----    ------     -----       ------     ------      -------------

George A. Kast,     1997   $166,438    $  7,023      -0-        -0-         $ 13,618(1)
President and Chief 1996   $124,000      46,368      -0-        -0-         $  4,926(1)
Executive Officer   1995   $ 75,000         -0-      -0-        -0-              -0-

Gary L. Brown       1997   $125,000    $ 25,000      -0-        -0-              -0-
Secretary and       1996   $125,000(2) $    791(3)   -0-        -0-              -0-
General Counsel     1995        -0-         -0-      -0-        -0-              -0-

_________________________
(1) Represents rental payments made to Mr. Kast for the Coeur d'Alene research and development center.
(2)  Mr. Brown joined PSI in April 1996; thus, salary shown is annualized.
(3) PSI issued Mr. Brown 408 shares of PSI's common stock (which was exchanged for 5,233,807 shares of the Company's Common Stock and 20,023 shares of the Company's preferred stock) as a bonus upon his employment by PSI in 1996.
(4)  No long-term compensation was awarded.

COMPENSATION OF DIRECTORS

     STANDARD ARRANGEMENTS.

     Members of the Company's Board of Directors are not compensated in their capacities as Board Members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company.

     OTHER ARRANGEMENTS. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 1997, for services as a director.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     None of the Company's officers presently have employment agreements with the Company.

REPORTING ON REPRICING OF OPTIONS/SARS

     Not applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the date hereof, the ownership of the Company's Common Stock by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock.

Name and Address                  Amount and Nature of
of Shareholder                  Beneficial Ownership (1)    Percent of Class
--------------                  ------------------------    ----------------

George A. Kast                        231,310,108                 78.7%
1767 Denver West Boulevard
Golden, Colorado  80401

Gary L. Brown                           5,233,807                  1.8%
1767 Denver West Boulevard
Golden, Colorado  80401

Robert L. Tomz                          4,000,000                  1.3%
1767 Denver West Boulevard
Golden, CO 80401

All Directors and Executive           240,543,915                 81.8%
Officers as a group (3 persons)
_________________________
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

CHANGES IN CONTROL

     There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     In January 1993, PSI issued 8,000 shares of PSI's common stock (102,623,675 shares of the Company's Common Stock) to George A. Kast for $190,000 in cash and $10,000 in equipment, furniture and fixtures. The cash portion of Mr. Kast's contribution was paid $71,000 by March 31, 1993 and $119,000 by April 30, 1993. Mr. Kast purchased an additional 2,540 shares of PSI's common stock (32,583,015 shares of the Company's Common Stock) for $63,500 in cash on September 30, 1993, and an additional 8,000 shares of PSI's common stock (102,623,675 shares of the Company's Common Stock) for $200,000 in cash in December 1993.

     In January 1994, Michael A. Kast, a stockholder of PSI, pledged certificates of deposit in the amount of $500,000 to a bank to secure a credit line for the Company. In consideration for such pledge, PSI agreed to pay Michael A. Kast interest at an annual rate of 7.65% for one year.
In August 1994, the Company paid Michael A. Kast $5,000 and issued him 200 shares of PSI's preferred stock as additional consideration for pledging the loan collateral. This preferred stock was redeemed in 1997. The collateral balance as of December 31, 1997 was $ 706,106. The total amount of interest paid by the Company was $49,875 and $48,784 for the years ended December 31, 1996 and 1997, respectively.

     In 1996, Gary L. Brown was issued 408 shares of PSI's common stock (5,233,807 of the Company's Common Stock), valued at $791, as a bonus in connection with his employment with PSI. Also in 1996, Michael A. Kast and Timothy P. Kast received 1,020 and 408 shares, respectively, of PSI's common stock (13,084,518 and 5,233,807 shares of the Company's Common Stock, respectively) for services rendered, valued at $1,978 and $791, respectively.

     In October 1996, PSI entered into a lease arrangement with its principal shareholder, George A. Kast. The Idaho building encompasses 3,200 square feet of office space and 1,800 square feet of wet laboratory. These facilities are being leased at a monthly rate of $1,238.

     In June 1997, PSI loaned $2,000 to Motion Marine, Inc., a subchapter S corporation owned by PSI's principal shareholder, George A. Kast. The note carried an interest rate of 10% per annum and the principal amount of the note and accrued interest and was repaid on September 4, 1997.

     In February 1997, PSI loaned George A. Kast $200,000 with interest at 8%. The loan was approved by the directors and shareholders of PSI. In October 1997, Mr. Kast repaid the loan in full.

     George A. Kast has personally guaranteed the Company's obligations (approximately $1,225,000 as of December 31, 1997) with financial institutions, including the Company's SBA term loan. In addition, as of December 31, 1997, Mr. Kast had personally guaranteed approximately $4,200,000 of Company obligations with bonding companies.

PARENTS OF THE COMPANY

     See the information set forth above under ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS and ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

TRANSACTIONS WITH PROMOTERS

     Not applicable.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a)   The following documents are filed as a part of this Form 10-KSB:

           Consolidated Financial Statements of Global Water Technologies,
           Inc.:

           Report of Independent Certified Public Accountants

           Consolidated Balance Sheets - December 31, 1997 and 1996

           Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

           Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997 and 1996

           Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

           Notes to Consolidated Financial Statements - December 31, 1997
           and 1996

           Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
Number     Description
-------    -----------

 3.1       Certificate of Incorporation, dated July 12, 1990 (1)

 3.2 Certificate of Designations of Preferred Stock, filed with the State of Delaware on September 25, 1997

 3.3 Certificate of Amendment to the Certificate of Incorporation, filed with the State of Delaware November 5, 1997

 3.4       Bylaws (2)

 3.5       Amendment to the Bylaws, dated September 12, 1997

 10.1 Plan and Agreement or Reorganization, dated September 12, 1997, between the Registrant and Psychrometric Systems, Inc. (3)

 10.2      Lease Agreement, dated September 21, 1994, between
           Psychrometric Systems, Inc. and Golden Hill Partnership

 10.3 Lease Agreement, dated December 27, 1996, between Psychrometric Systems, Inc. and N. R. Petry Co.

 10.4 Lease Agreement, dated October 1, 1996, between George A. Kast and Psychrometric Systems, Inc.

 10.5 Sublease Agreement, dated March 10, 1998, by and between The Coleman Company, Inc., Global Water Technologies, Inc. and George A. Kast

 21        Subsidiaries of the Company

 27        Financial Data Schedule
_____________
(1)  Incorporated by reference to Exhibit 3.1 to the Registrant's
     Registration Statement on Form S-18 (No. 33-37513-D).
(2)  Incorporated by reference to Exhibit 3.2 to the Registrant's
     Registration Statement on Form S-18 (No. 33-37513-D).
(3) Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

     (b) During the quarter ended December 31, 1997, the Company filed Current Reports on Form 8-K as follows:

          (i) Form 8-K, dated September 25, 1997, reporting the consummation of the acquisition of all of the issued and outstanding shares of Psychrometric Systems, Inc. by the Company pursuant to Item 2 thereof. The audited financial statements of PSI for the fiscal year ended December 31, 1996 were included in this Report.

          (ii) Form 8-K, dated October 7, 1997, reporting developments in the Company's business under Item 5 thereof.

          (iii) Form 8-K, dated November 5, 1997, reporting the Company's name change and resignation of the Company's Chief Financial Officer under Item 5 thereof.

          (c) Required exhibits are attached hereto or are incorporated by reference and are listed in Item 13(a)(3) of this Report.

          (d) Required financial statements are attached hereto and are listed in Item 13 of this Report.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 24, 1998                   GLOBAL WATER TECHNOLOGIES, INC.


                                         By /s/ George A. Kast
                                           --------------------------------
                                           George A. Kast,
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                           Date
----------                    -----                           ----

/s/ George A. Kast       President, Chief Executive         March 24, 1998
-----------------------  Officer, (Principal Executive
George A. Kast           Officer) and Chairman of the Board



/s/ Robert L. Tomz       Vice President of Finance,         March 24, 1998
-----------------------  Chief Financial Officer,
Robert L. Tomz           (Principal Financial Officer)
                         and Director


/s/ Gary L. Brown        Secretary and General              March 24, 1998
-----------------------  Counsel
Gary L. Brown


/s/ John H. Bevan        Controller (Principal              March 24, 1998
-----------------------  Accounting Officer)
John H. Bevan

                     INDEX TO FINANCIAL STATEMENTS
                     -----------------------------

            GLOBAL WATER TECHNOLOGIES, INC. AND SUBSIDIARIES



Report of Comiskey and Company, P.C. Independent Certified
     Public Accountants. . . . . . . . . . . . . . . . . . . . . . . .F-2

Report of Bauerle and Company, P.C. Independent Certified
     Public Accountants. . . . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statements of Operations
     For Years Ended December 31, 1997 and 1996. . . . . . . . . . . .F-4

Consolidated Balance Sheets As of December 31, 1997 and 1996 . . . . .F-5

Consolidated Statements of Cash Flows
     For Years Ended December 31, 1997 and 1996. . . . . . . . . . . .F-6

Consolidated Statements of Stockholders' Equity
     For the Years ended December 31, 1997 and 1996. . . . . . . . . .F-7

Notes to Consolidated Financial Statements
     December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . .F-8

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Global Water Technologies, Inc.

We have audited the consolidated balance sheet of Global Water Technologies, Inc. as of December 31, 1997, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Psychrometric Systems, Inc. as of December 31, 1996, presented herein in comparative form with current year consolidated statements were audited by other auditors whose report dated March 1, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects the consolidated financial position of Global Water Technologies, Inc. as of December 31, 1997 and the results of its operations, cash flows, and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles.

Denver, Colorado
February 27, 1998 (except as to Note 17, which is dated March 19, 1998)

                                          COMISKEY & COMPANY, P.C.
                                          PROFESSIONAL CORPORATION

            INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


Board of Directors
Psychrometric Systems, Inc.

     We have audited the accompanying balance sheet of Psychrometric Systems, Inc., as of December 31, 1996, and the related statements of operations, retained earnings (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychrometric Systems, Inc., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made primarily for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary financial information is not considered necessary for a fair presentation of the basic financial statements and is presented for analytical purposes only. The supplementary information was derived from the accounting records tested by us as part of our audit of the aforementioned financial statements, and in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                     /s/ Bauerle and Company, P.C.
                                         Bauerle and Company, P.C.

March 1, 1997

                     GLOBAL WATER TECHNOLOGIES, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1997 and 1996

                                                     1997           1996
                                                     ----           ----

Construction revenues:
   United States                                $ 14,919,866    $ 14,602,363
   International                                   3,777,426       1,918,181
                                                ------------    ------------
     Total revenues                               18,697,292      16,520,544
                                                ------------    ------------

Costs and expenses:
   Cost of construction                           13,547,484      12,654,634
   Selling, general and administrative             4,031,159       3,130,378
   Research and development                          147,895         129,984
                                                ------------    ------------
     Total costs and expenses                     17,726,538      15,914,996
                                                ------------    ------------


Operating income                                     970,754         605,548

Other income (expense):
   Interest expense, net                            (123,072)       (145,758)
   Other, net                                         (2,822)            647
                                                ------------    ------------

Income before income taxes                           844,860         460,437

Income taxes                                         273,878         154,453
                                                ------------    ------------

Net income                                      $    570,982    $    305,984
                                                ============    ============


Income per share:
   Basic weighted average shares
   outstanding                                   270,014,801     255,526,642
   Basic income per share                       $      0.002    $      0.001
                                                ============    ============


   Fully diluted weighted average
   shares outstanding                            270,126,740     255,526,642
   Fully diluted income per share               $      0.002    $      0.001
                                                ============    ============


The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1997 AND 1996

                                                     1997           1996
                                                     ----           ----
ASSETS
------
Current assets:
   Cash and cash equivalents                      $  118,887      $   61,188
   Trade accounts receivable, net of
     allowance for doubtful accounts of
     $50,000 and $10,000, respectively             3,937,645       3,002,928
   Other receivables                                  16,097          52,434
   Costs and estimated earnings in excess
     of billings or uncompleted contracts          2,695,782       1,986,163
   Income taxes receivable                            34,995             ---
   Inventories                                       380,128         163,816
   Prepaid expenses                                  126,031         111,847
                                                  ----------      ----------
       Total current assets                        7,309,565       5,378,576
                                                  ----------      ----------

Property and equipment, net                          604,578         572,096
Intangibles, net of amortization                      52,250             ---
Deposits                                              13,086           9,096
Restricted assets, certificate of deposit            222,836         211,369
                                                  ----------      ----------
                                                  $8,202,315      $6,170,937
                                                  ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt           $  137,865      $  135,539
   Accounts payable                                4,685,568       3,700,899
   Accrued liabilities                               638,821         465,028
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                                       499,594         152,579
   Income taxes payable                                  ---         167,513
   Deferred income taxes                             123,778             ---
                                                  ----------      ----------
       Total current liabilities                   6,085,626       4,621,558
                                                  ----------      ----------

   Long-term debt                                    923,958       1,165,515
   Deferred income taxes                             190,417           6,136

Stockholders' equity:
   Preferred stock, 0.001 par value,
     20,000 shares authorized; 1,000,000
     shares issued and outstanding                     1,000           1,000
   Preferred stock, no par, 50 shares
     authorized, issued and outstanding
     as of  December 31, 1996 only                       ---           5,000
   Common stock, 0.0001 par value;
     800,000,000 shares authorized;
     294,050,000 and 261,382,500 shares
     issued and outstanding, respectively             29,405          26,138
   Capital in excess of par value                    495,259         439,922
   Retained earnings (deficit)                       476,650         (94,322)
                                                  ----------      ----------
       Total stockholders' equity                  1,002,314         377,728
                                                  ----------      ----------
                                                  $8,202,315      $6,170,937
                                                  ==========      ==========


The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                     1997           1996
                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  570,982      $  305,984
   Adjustments to reconcile net income
       to net cash provided by
       operating activities:
     Depreciation                                    142,223          99,428
     Amortization                                      2,750             ---
     Loss on sales of fixed assets                       ---           1,276
     Increase (decrease) in deferred
      income taxes                                   308,059         (20,250)

     (Increase) decrease in working capital:
       Trade accounts receivable                    (934,717)      1,955,225

       Other receivables                              36,337         (37,286)

       Costs and estimated earnings in
         excess of billings on uncompleted
         contracts                                  (709,619)       (630,250)
       Income taxes receivable                       (34,995)            ---
       Inventories                                  (216,312)       (111,439)
       Prepaid expenses                              (14,184)        (11,991)
       Deposits                                       (3,990)         (1,238)
       Accounts payable                              984,669        (437,691)
       Income taxes payable                         (167,513)        167,513
       Accrued liabilities                           173,793         (65,954)
       Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                   347,015        (577,314)
                                                  ----------      ----------
           Net cash provided by operating
            activities                               484,498        636,013
                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificate of deposit                (11,467)         (5,841)
   Purchase of property and equipment               (174,705)       (299,826)
   Purchase of intangibles                            (5,000)            ---
   Collection of stockholder loan                        ---          36,000
                                                  ----------      ----------
           Net cash (used in) investing
            activities                              (191,172)       (269,667)
                                                  ----------      ----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net changes on the lines-of-credit               (103,267)       (432,260)
   Issuance of common stock                            5,604           3,560
   Redemption of preferred stock                      (2,000)            ---
   Proceeds from issuance of debt                        ---         264,363
   Repayment of debt                                (135,964)       (165,708)
                                                  ----------      ----------
           Net cash (used in) financing
            activities                              (235,627)       (330,045)
                                                  ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             57,699          36,301
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                              61,188          24,887
                                                  ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR            $  118,887      $   61,188
                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                    PREFERRED STOCK
                  PREFERRED STOCK   -- SERIES "A"          COMMON STOCK       CAPITAL IN  RETAINED
                  ---------------   ---------------        ------------       EXCESS OF   EARNINGS
                  SHARES   AMOUNT  SHARES      AMOUNT  SHARES        AMOUNT   PAR VALUE   (DEFICIT)   TOTAL
                  ------   ------  ------      ------  ------        ------   --------    --------    -----
BALANCE,
JANUARY 1, 1996      50    $5,000    910,000   $  910  237,858,075   $23,786  $438,804   $(400,316)  $   68,184

Stock issued
for services,
April 1, 1996       ---       ---     90,000       90   23,524,425     2,352     1,118         ---        3,560

Net income          ---       ---        ---      ---          ---       ---       ---     305,984      305,984
                   ----    ------  ---------   ------  -----------   -------  --------   ---------   ----------

BALANCE,
DECEMBER 31, 1996    50    $5,000  1,000,000   $1,000  261,382,500   $26,138  $439,922   $ (94,332)  $  377,728

Redemption of
preferred stock,
September 24, 1997  (50)   (5,000)       ---      ---          ---       ---     3,000         ---       (2,000)

Stock deemed issued
in reverse
acquisition,
September 25, 1997  ---       ---        ---      ---   32,042,500     3,204     2,400         ---        5,604

Stock issued for non-
compete Agreement,
December 15, 1997   ---       ---        ---      ---      625,000        63    49,937         ---       50,000

Net income          ---       ---        ---      ---          ---       ---       ---     570,982      570,982
                   ----    ------  ---------   ------  -----------   -------  --------   ---------   ----------

BALANCE,
DECEMBER 31, 1997   ---    $  ---  1,000,000   $1,000  294,050,000   $29,405  $495,259   $ 476,650   $1,002,314
                   ====    ======  =========   ======  ===========   =======  ========   =========   ==========


The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997 AND 1996


1.   SIGNIFICANT ACCOUNTING POLICIES

COMPANY HISTORY
---------------
     Global Water Technologies, Inc. ("GWTR") was incorporated in the state of Delaware on July 12, 1990 under its predecessor name of Fi-Tek VI, Inc. and became a public company in 1992. Until September 25, 1997, GWTR was considered a development stage company which had not engaged in any business other than organizational efforts, raising capital and investigating business opportunities.

On September 25, 1997, GWTR and Psychrometric Systems, Inc. ("PSI") consummated an Agreement and Plan of Reorganization whereby GWTR acquired all of the issued and outstanding common shares of PSI in exchange for the issuance of 261,382,500 shares of GWTR's Common Stock and 1,000,000 shares of a newly-authorized Series A non-voting preferred stock ("Preferred Stock"). Each share of Preferred Stock is convertible into 290 shares of Common Stock upon attainment of gross annual sales of $60,000,000 for GWTR and its subsidiaries (the "Company"), but only if such annual sales goal is reported not later than the due date of the Company's Annual Report on Form 10-K for the fiscal year ending in 2002, and is subject to redemption by the Company at a price of $0.0001 per share in the event the required sales level is not attained. The Company has accounted for the transaction as a reverse acquisition under the purchase method of accounting. The fiscal year of the Company was changed from June 30 to December 31 to correspond to the fiscal year of PSI.

GWTR, through its wholly owned subsidiary, PSI, is in the business of designing, selling, manufacturing and building new industrial cooling towers and in retrofitting existing industrial cooling towers and cooling tower components.

On November 5, 1997 and subsequent to its reverse acquisition with PSI, GWTR changed its name from Fi-Tek VI, Inc. to Global Water Technologies, Inc. to reflect the Company's focus on the growing water-related market opportunities. The Company's trading symbol was also changed to "GWTR" on that date.

BASIS OF PRESENTATION
---------------------
As a result of the reverse acquisition referred to in the above "Company History", the consolidated financial statements through September 25, 1997 reflect only the operations of PSI. Subsequent to that date, the consolidated financial statements include the financial statements of Global Water Technologies, Inc. and its wholly owned subsidiaries including PSI. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND COST RECOGNITION
----------------------------
The Company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on new cooling towers are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs and to contract

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

revenues via change orders are recognized in the period in which they are determined. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

Contract costs include all direct materials, subcontract costs, labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expenses as incurred.

The aggregate of costs incurred and income recognized in excess of related billings on uncompleted contracts is shown as a current asset, and the aggregate of billings in excess of related costs incurred and income recognized on uncompleted contracts is shown as a current liability.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME PER SHARE
----------------
The Company adopted FASB Statement No. 128 "Earnings Per Share" retroactive to January 1, 1996. Income per basic share is computed on the basis of the weighted average number of common shares outstanding for the respective periods. Fully diluted income per share was computed using the treasury stock method on the basis of the weighted average number of common shares after giving effect to all dilutive potential common shares that were outstanding during the respective periods. Only 804,250 options as described in Note 3 were considered dilutive with such effect being only applicable to the year ending December 31, 1997.

INCOME TAXES
------------
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns.

Effective January 1, 1996, the Company filed for a change in accounting methods. The new tax method, percentage-of-completion, is the same as used for financial statement purposes. In accordance with IRS regulations, the deferred income as of December 31, 1995 is being recognized over a four-year period for tax purposes. The deferred income from the change in method will be fully recognized by December 31, 1999. The Company also depreciates its property and equipment on an accelerated method for income tax purposes. A provision for deferred taxes on these timing differences has been recorded.

During 1997, the Company established a Foreign Sales Corporation ("FSC") in the United States Virgin Islands. The new wholly-owned subsidiary will be used as a commission agent on eligible foreign sales. The eligible sales which qualify for FSC treatment will generate permanent tax differences for the Company.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

CASH EQUIVALENTS
----------------
The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

INVENTORY VALUATION
-------------------
Inventory is stated at the lower of cost (first-in, first-out method) or market value. The inventory consists primarily of parts and structural materials for use on specific future jobs.

PROPERTY AND EQUIPMENT
----------------------
The principle categories of equipment include office furniture and equipment, vehicles, machinery and equipment and leasehold improvements. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is determined principally on the straight-line method over the estimated useful lives of the assets.

INTANGIBLES
-----------
Intangible assets relate to a non-compete agreement and goodwill, both of which are amortized over a five year period.

CONCENTRATIONS OF CREDIT RISK
-----------------------------
Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and trade accounts receivable. The Company maintains minimum cash balances which are partially covered by FDIC insurance and which are maintained in accounts held by major banks and financial institutions in the United States. As is customary in the industry and where appropriate, the Company often grants uncollateralized credit to its customers, which include all sizes of companies operating in a broad range of industries. In order to mitigate its credit risk, the Company continually evaluates the credit worthiness of its customers and, where appropriate, strives to obtain appropriate collateral.

RECLASSIFICATIONS
-----------------
Certain amounts as of or for the year ended December 31, 1996 have been reclassified to conform with the December 31, 1997 presentation.

2.   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 1997 and 1996:

                                                     1997           1996
                                                     ----           ----

     Office furniture and equipment               $  509,819      $  413,511
     Machinery and equipment                         178,092         109,830
     Vehicles                                        186,455         186,455
     Leasehold improvements                           53,394          43,259
                                                  ----------      ----------
                                                     927,760         753,055
     Less accumulated depreciation                   323,182         180,959
                                                  ----------      ----------
       Property and equipment, net                $  604,578      $  572,096
                                                  ==========      ==========

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

3.   STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK
--------------------------
The Company History section of Note 1 discussed the reverse acquisition between Global Water Technologies, Inc. and Psychrometric Systems, Inc. In regard to stockholders' equity, the effect of the reverse acquisition resulted in the restatement of the Common Stock, Preferred Stock and the capital in excess of par value as if the acquisition had taken effect on the first day of the presented financial statements. Prior to the acquisition, PSI's own preferred stock was redeemed.

As of the date of the acquisition, the authorized shares of the Company's Common Stock and Preferred Stock was 500,000,000 and 20,000,000 shares, respectively. As a consequence of the acquisition, the previous PSI shareholders held 261,382,500 shares of the Company's Common Stock and 1,000,000 shares of the Preferred Stock; the previous GWTR shareholders held 32,042,500 shares of the Company's Common Stock.

On November 4, 1997, the Company increased the authorized shares of Common Stock to 800,000,000 shares. On December 15, 1997, the Company issued 625,000 shares of Common Stock relating to a non-compete agreement. Such non-compete agreement was valued at the fair market value of the stock issued.

WARRANTS AND OPTIONS
--------------------
Immediately prior to the acquisition, the shareholders of GWTR held warrants to acquire the Company's Common Stock. There are 8,042,500 Class A warrants exercisable at 12 cents per share and 8,042,500 Class B warrants exercisable at 20 cents per share. Such publicly traded warrants, which were scheduled to expire on April 14, 1998 have been extended to April 14, 1999.

An investment banking house, which assisted in the Company's initial public offering in 1992, holds 804,250 Class A warrants, 804,250 Class B warrants and 804,250 options to acquire the Company's Common Stock. The option on Common Stock is exercisable at 2.4 cents per share. The Class A warrants and Class B warrants are exercisable at 12 cents per share and 20 cents per share, respectively. These options and warrants expire on October 23, 1998.

4.   BACKLOG

The following schedule summarizes changes in backlog on contracts during the years ended December 31, 1997 and 1996. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts.

                                                     1997           1996
                                                     ----           ----

   Backlog, beginning of year                    $ 6,139,765     $ 7,705,087
   New contracts during year                      24,163,772      14,955,222
   Contract revenues earned
    during the year                              (18,697,292)    (16,520,544)
                                                 -----------     -----------
      Backlog, end of year                       $11,606,245     $ 6,139,765
                                                 ===========     ===========

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

5. LONG-TERM OPERATING LEASES

The Company has a 60 month lease for its Lakewood, CO office space, for approximately $14,519 per month, and which expires in October 1999. The Company also has a 60 month lease with a stockholder for a research and testing facility located in Idaho, for $1,238 per month, and which expires on September 30, 2001. The Company leases approximately 17,700 square feet from an unaffiliated entity in Denver, Colorado which is utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment on a month to month basis for $4,797 per month.

Rent expense for the years ended December 31, 1997 and 1996 was $242,223 and $161,844, respectively. In addition, the following is a schedule by year of future minimum lease payments required under these leases:

       1998                     $ 189,087
       1999                       160,046
       2000                        14,856
       2001                        11,142
       2002                          none

Effective March 10, 1998, the Company and George A. Kast, President and CEO, entered into a triple-net lease for a 35,560 square foot office building in Golden, Colorado for the Company's expanding office space requirements. The lease commits the Company to pay rent on 22,560 square feet and for George Kast to pay rent on the remainder. Commencing May 1, 1998, the Company's monthly rent is $20,680, with such rent escalating to $22,560 for calendar year 1999 and $24,440 for calendar year 2000. In addition, it is estimated that the Company's operating expenses will approximate $14,000 per month. The lease also provides George Kast with the option to purchase the building on or before December 31, 2000. Although there can be no assurance, management believes that it will be able to sublet the Lakewood offices at a rate comparable to its current lease obligations.

The following is a schedule by year of additional future anticipated lease payments required under the new Golden office lease:

       1998                     $ 165,440
       1999                       270,720
       2000                       293,280
       2001                          none
       2002                          none

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

6.   LONG- AND SHORT-TERM DEBT

The following is a summary of the long- and short-term debt as of December 31, 1997 and 1996:

                                                     1997           1996
                                                     ----           ----
   Norwest Bank, Lakewood, CO:
    -Line-of-credit                               $  745,000      $  848,267
    -Small Business Administration 90%
      guaranteed loan (payable in monthly
      installments of $8,334, including
      interest at 1.0% above prime rate;
      secured by furniture and equipment,
      inventory, accounts receivable and
      assignment of life insurance policy)
      maturing May 2000                              199,841         299,849

   First Interstate Bank (payable in monthly
   installments of $912, including interest
   at 9.5%; secured by a vehicle) maturing
   May 2001                                           31,741          39,220

   GMAC - various (payable in monthly
   installments ranging from $361 to $577,
   including interest ranging from 9.75%
   to 10.75%; secured by six vehicles)
   maturing May-August 2000                           85,241         113,718
                                                 -----------      ----------
                                                   1,061,823       1,301,054
   Less current maturities included in
     current liabilities                             137,865         135,539
                                                  ----------      ----------
       Net long-term debt                         $  923,958      $1,165,515
                                                  ==========      ==========

The Company has a line of credit with Norwest Bank totaling $1,025,000. The line-of-credit is secured by the Company's certificate of deposit of $222,836 and a stockholder's personal certificates of deposit of $706,106. The line of credit has an interest rate of 7.75% and matures on January 3, 1999.

The Small Business Administration guarantee of certain term debts subjects the Company to financial covenants including a minimum net worth, limitations on capital withdrawals and the personal guarantee of George A. Kast, President and CEO. The Company was in compliance with all covenants as of December 31, 1997.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

The following is a summary of the future maturities of debt for the years ending December 31:
       1998                     $ 137,865
       1999                       888,090
       2000                        31,416
       2001                         4,452
       2002                          none

Reference should be made to Subsequent Event Note 17 in regard to additional debt financings secured by the Company in March 1998.

7.   INCOME TAXES

The components of the net deferred tax liability at December 31, 1997 and 1996 are as follows:

                                                     1997           1996
                                                     ----           ----

   Deferred tax liabilities:
     Deferred revenue under section 481           $  277,556      $  260,948
     Property and equipment                           26,639          22,337
     Other                                            25,000           ----
                                                  ----------      ----------
       Total deferred tax liabilities             $  329,195      $  283,285
                                                  ==========      ==========

   Deferred tax assets:
     Net operating loss carryforwards              $   ----       $  275,159
     Accounts receivable allowance                    15,000           1,990
     Valuation allowance                               ----            ----
                                                  ----------      ----------
       Total deferred tax assets                  $   15,000      $  277,149
                                                  ----------      ----------
       Net deferred tax liabilities               $  314,195      $    6,136
                                                  ==========      ==========

   Net deferred tax liabilities classification:
     Current                                      $  123,778      $    ----
     Long-term                                       190,417           6,136
                                                  ----------      ----------
       Net deferred tax liabilities               $  314,195      $    6,136
                                                  ==========      ==========

The provision for income taxes consisted of the following at December 31, 1997 and 1996:

                                                     1997           1996
                                                     ----           ----
   Current:
     Federal                                      $  116,343      $  152,573
     State                                            14,284          22,130
   Deferred                                          143,251         (20,250)
                                                  ----------      ----------
     Income tax expense                           $  273,878      $  154,453
                                                  ==========      ==========

The Company increased the deferred tax liability balance by $164,808 through amendment of its 1996 income tax liability. During 1997, the Company fully utilized its net operating loss carryforward of $1,382,781 from the previous years.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

The differences between the federal income tax rate of 34% and the Company's effective tax rate were as follows:

                                                     1997           1996
                                                     ----           ----
   Taxes at the U.S. statutory rate               $  287,253      $  156,549
   State income taxes,
    net of federal income tax benefit                 25,543          17,003
   Foreign sales corporation                         (48,243)             -
   Non-deductible items                                9,325           6,899
   Other                                                  -          (25,998)
                                                  ----------      ----------
       Provision for income taxes                 $  273,878      $  154,453
                                                  ==========      ==========

8.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts at December 31, 1997 and 1996, are summarized as follows:

                                                     1997           1996
                                                     ----           ----
   Costs incurred to date                        $ 9,858,349     $ 8,089,803
   Gross profit recognized to date                 4,499,694       3,533,787
                                                 -----------     -----------
     Total costs plus gross profit to date        14,358,043      11,623,590
   Billings to date                               12,161,855       9,790,006
                                                 -----------     -----------
                                                 $ 2,196,188     $ 1,833,584
                                                 ===========     ===========

The above amounts are included in the accompanying balance sheets under the following captions:

                                                     1997           1996
                                                     ----           ----

   Costs and estimated earnings in excess
    of billings on uncompleted contracts          $2,695,782      $1,986,163
   Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                        499,594         152,579
                                                  ----------      ----------
                                                  $2,196,188      $1,833,584
                                                  ==========      ==========

9.   CERTIFICATES OF DEPOSITS - PLEDGED

The certificate of deposit, with an outstanding balance at December 31, 1997 and 1996 of $222,836 and $211,369, respectively, is pledged as security on the company's line-of-credit agreement with Norwest Bank - Lakewood.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

10.  ACCRUED LIABILITIES

The accrued liabilities consist of the following as of December 31, 1997 and 1996:

                                                     1997           1996
                                                     ----           ----

   Payroll taxes payable                          $    6,175      $   25,281
   Accrued commissions payable                       398,484         307,766
   Accrued salaries and vacations                    122,036              -
   Sales tax payable                                  57,097          57,204
   Accrued workers compensation                       19,652          21,460
   Other accrued liabilities                          35,377          53,317
                                                  ----------      ----------
                                                  $  638,821      $  465,028
                                                  ==========      ==========

11.   LITIGATION AND CLAIMS

During the year ended December 31, 1997, the Company resolved its December 31, 1996 claims with Potomac Electric Company (PEPCO) and the City of Lakeland, Florida.

The Company has recognized certain receivables which are subject to uncertainty as to their ultimate realization. These receivables include an amount of $56,256 emanating from work performed on a project which was canceled prior to physical construction. This amount is being negotiated with the customer. The customer has signed a contract with the Company and the customer has corresponded with the Company acknowledging the obligation.

The Company also has a receivable emanating from a project performed by the Company in 1995. The total amount of the receivable is $115,000. Discussions with the customer have not been productive. The customer has also notified the Company of a potential claim against the Company in the amount of $940,000. The customer has offered to release the Company from liability on its claim if the Company releases the customer from the Company's receivable. The Company believes the customer's claim is without merit and considers its risk of loss to be remote. Consequently, the Company has recorded no provision for loss related to the potential counterclaim. Management has not yet determined what course of action it will pursue with respect to this matter.

The Company believes it has appropriate reserves for these and other unanticipated claims.

12.   401(k) PLAN

On July 1, 1996, the Company implemented a 401(k) savings plan. The current plan covers all full time employees over the age of 21 who have completed six months of service to the Company. The Company may contribute to the plan upon the Board of Directors' discretion. For the years ended December 31, 1997 and 1996, the Company did not make any contributions to the plan.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's debt at December 31, 1997 and 1996, approximate their fair value, since the interest rate charged per the agreements is similar to the Company's current borrowing rate.

From time to time, the Company enters into financial instruments with off-balance sheet risk to hedge future cash flows from firm contracts in non-dollar denominated currencies. As of December 31, 1997 and 1996, the Company did not have any financial instruments with off-balance sheet risk. The Company's policy is to hedge these firm contracts where possible with forward foreign exchange contracts. These forward contracts are executed through the Company's banking relationships.

14.  RELATED PARTY TRANSACTIONS

A stockholder has pledged two personal certificates of deposit in the amount of $706,106 as security for the Company's line-of-credit. For the years ended December 31, 1997 and 1996, the Company authorized fees of $48,784 and $49,875, respectively, to the stockholder for this pledge. These amounts are included in interest expense.

The Company leases a research and testing facility from a stockholder with monthly payments of $1,238. For the years ended December 31, 1997 and 1996, the Company incurred $14,856 and $3,714, respectively, in rent expense for the research and testing facility. These amounts are included in research and development expense.

In February 1997, PSI loaned George A. Kast $200,000 with interest at 8%. The loan was approved by the directors and shareholders of PSI. In October 1997, Mr. Kast repaid the loan in full.

George A. Kast has personally guaranteed the Company's obligations (approximately $1,225,000 as of December 31, 1997) with financial institutions, including the Company's SBA term loan. In addition, as of December 31, 1997, Mr. Kast had personally guaranteed approximately $4,200,000 of Company obligations with bonding companies.

15.  BUSINESS SEGMENT DATA

The Company's sole business is the design, sale, manufacture and building of new industrial cooling towers and in retrofitting existing industrial cooling towers and cooling tower components. All of its operations are within the United States. Its export sales were $3,777,426 and $1,918,181 for the years ended December 31, 1997 and 1996, respectively.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1997 AND 1996

16. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH FLOW INFORMATION.

The effect of a $50,000 non-cash financing transaction related to a non-compete agreement acquired with Common Stock of the Company was excluded from the consolidated cash flows for the year ended December 31, 1997.

The following provides additional information concerning disclosure of cash flow activities:

                                                     1997           1996
                                                     ----           ----

   Interest paid                                  $  141,598      $  157,577

   Income taxes paid                              $  169,162      $    2,925


17.  SUBSEQUENT EVENT

In March 1998, the Company secured two additional financings through Norwest Bank, Lakewood, CO, as follows:


     Small Business Administration 75% guaranteed
     loan (payable interest only for 3 months; then
     payable in 60 monthly installments of $7,917,
     including interest at 1.0% above prime rate;
     secured, subject to a prior security interest
     held by Norwest Bank and SBA in regard to SBA
     loan referenced in Note 6, by furniture and
     equipment, inventory and accounts receivable)
     maturing June 2003                                     $  475,000

     Export-Import Bank 90% guaranteed credit
     agreement (primarily related to a percentage
     of eligible foreign accounts receivable,
     inventory and unbilled export costs; interest
     at 1.0% above prime rate payable monthly;
     secured by inventory, accounts receivable,
     equipment, general intangibles and investment
     property) maturing March 1999.                        $ 1,000,000

Both financings require the personal guarantee of George A. Kast, President and CEO. In addition, the Small Business Administration guarantee subjects the Company to certain financial covenants including limitation on capital withdrawals. The Export-Import Bank guarantee subjects the Company to certain financial covenants including a minimum tangible net worth, as defined, of $700,000. As of December 31, 1997, the Company's tangible net worth was $950,064.