Form 10QSB
period 1998-03-31
GLOBAL WATER TECHNOLOGIES INC
filed 1998-05-20
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended     March 31, 1998
                                                ------------------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER            33-37513-D
                       -------------------------------

                     GLOBAL WATER TECHNOLOGIES, INC.
   -------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


        Delaware                                    84-1148204
-----------------------------           ---------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


          1767 Denver West Boulevard   Golden, Colorado  80401
   -------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

(Issuer's telephone number):   (303) 215-1100
                             -----------------

                                   NA
   -------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes X   No
                                ---     ---


Shares of Common Stock, $0.00001 par value, outstanding as of May 20, 1998:
294,050,000.
-----------


Transitional Small Business Disclosure Format    Yes      No  X
                                                    -----   -----

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months ended
                                                  March 31, 1998 and 1997

          Consolidated Balance Sheet              As of March 31, 1998

          Consolidated Statements of Cash Flows   Three months ended
                                                  March 31, 1998 and 1997

          Notes to Financial Statements           March 31, 1998 and 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART 2.   OTHER INFORMATION




SIGNATURES

                    GLOBAL WATER TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended
                                                 --------------------------
                                                  March 31,       March 31,
                                                    1998            1997
                                                  ---------       ---------

Construction revenue:
   United States                                  $3,326,263      $2,767,578
   International                                   1,191,320         455,908
                                                  ----------      ----------
     Total revenues                                4,517,583       3,223,486
                                                  ----------      ----------

Costs and expenses:
   Cost of construction                            3,391,348       2,188,132
   Selling, general and administrative             1,205,744         836,004
   Research and development                           52,032          42,027
                                                  ----------      ----------
     Total costs and expenses                      4,649,124       3,066,163
                                                  ----------      ----------

Operating income (loss)                             (131,541)        157,323

Other income (expense):
   Interest expense, net                             (30,316)        (34,547)
   Other, net                                            255           1,148
                                                  ----------      ----------

Income (loss) before income taxes                   (161,602)        123,924

Income taxes (benefit)                               (54,945)         42,241
                                                  ----------      ----------

Net income (loss)                                 $ (106,657)     $   81,683
                                                  ==========      ==========

Income (loss) per share:
  Basic weighted average shares outstanding      294,050,000     261,382,500
  Basic income (loss) per share                  $   (0.0004)    $    0.0003
                                                 ===========     ===========

  Fully diluted weighted average shares
    outstanding                                  294,050,000     261,382,500
  Fully diluted income (loss) per share          $   (0.0004)    $    0.0003
                                                 ===========     ===========



The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         As of March 31, 1998

ASSETS
------
Current assets:
   Cash and cash equivalents                      $   97,193
   Trade accounts receivable, net of
     allowance for doubtful accounts
     of $66,914                                    4,088,902
   Other receivables                                  31,081
   Costs and estimated earnings in excess
    of billings on uncompleted contracts           2,623,153
   Income taxes receivable                            56,740
   Inventories                                       360,102
   Prepaid expenses                                  124,619
   Restricted assets, certificate of deposit         225,762
                                                  ----------
     Total current assets                          7,607,552
                                                  ----------

Property and equipment, net                          676,596
Intangibles, net of amortization                      49,499
Deposits                                              13,086
                                                  ----------
                                                  $8,346,733
                                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt           $1,006,638
   Accounts payable                                4,518,001
   Accrued liabilities                               654,231
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                                       446,358
   Deferred income taxes                             125,277
                                                  ----------
       Total current liabilities                   6,750,505
                                                  ----------

Long-term debt                                       544,854
Deferred income taxes                                155,717


Stockholders' equity:
   Preferred stock, $0.00001 par value,
     20,000,000 shares authorized; 1,000,000
     shares issued and outstanding; stated
     at redemption value of $0.0001                      100
   Common stock, $0.00001 par value;
     800,000,000 shares authorized;
     294,050,000 shares issued and outstanding         2,940
   Capital in excess of par value                    522,624
   Retained earnings                                 369,993
                                                  ----------
       Total stockholders' equity                    895,657
                                                  ----------
                                                  $8,346,733
                                                  ==========

The accompanying notes are an integral part of the financial statements.
                                    2

                     GLOBAL WATER TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Three Months Ended
                                                 --------------------------
                                                  March 31,       March 31,
                                                    1998            1997
                                                  ---------       ---------

Cash flows from operating activities:
   Net income (loss)                              $ (106,657)     $   81,683
   Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating
     activities:
       Depreciation                                   42,500          34,200
       Amortization                                    2,751               -
       Decrease in deferred income taxes             (33,200)              -

       (Increase) decrease in working capital:
         Trade accounts receivable                  (151,257)        258,472
         Other receivables                           (14,984)         52,434
         Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                   72,629         774,528
         Income taxes receivable                     (21,745)              -
         Inventories                                  20,026        (152,709)
         Prepaid expenses                              1,412         (26,912)
         Deposits                                          -          (2,157)
         Accounts payable                           (167,567)       (157,619)
         Income taxes payable                              -          41,491
         Accrued liabilities                          15,409        (171,896)
         Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                                 (53,236)        (21,760)
                                                  ----------      ----------
            Net cash provided (used) by
              operating activities                  (393,919)        709,755
                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificate of deposit                 (2,926)         (2,828)
   Purchase of property and equipment               (114,518)        (63,847)
                                                  ----------      ----------
            Net cash (used in) investing
              activities                            (117,444)        (66,675)
                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change on the lines-of-credit                  50,000        (156,267)
   Proceeds from issuance of debt                    475,000               -
   Repayments of debt                                (35,331)        (35,373)
                                                  ----------      ----------
            Net cash provided (used) by
              financing activities                   489,669        (191,640)
                                                  ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (21,694)        451,440
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                           118,887          61,188
                                                  ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $   97,193      $  512,628
                                                  ==========      ==========

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 1998 and 1997

1.   INTERIM FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1998, and the related consolidated statements of operations and statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in Form 10-K.

2.   EARNINGS PER SHARE
The Company adopted FASB Statement No. 128 "Earnings Per Share" retroactive to January 1, 1996. Income (loss) per basic share is computed on the basis of the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share was computed using the treasury stock method on the basis of the weighted average number of common shares after giving effect to all dilutive potential common shares that were outstanding during the respective periods. Certain options and warrants were considered anti-dilutive and, therefore, the basic weighted average shares outstanding was equal to the fully diluted weighted average shares outstanding.

3.   COMPREHENSIVE INCOME
In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income
(loss) was equal to its net income (loss) for the three month periods ended March 31, 1998 and 1997.

4.   OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT
In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of An Enterprise and Related Information ("FAS 131"). FAS 131 changes the disclosure requirements for segment reporting from an "industry segment" approach required under FAS 14 to the "management approach". The new approach is intended to allow users to "see through the eyes of management" in order to better understand the Company's performance. FAS 131 is effective for fiscal years beginning after December 15, 1997, with interim segment disclosures not required until 1999. The Company has determined that FAS 131 will not have a material impact on the financial statements because the Company has only one business: the design, sale, and manufacture and building of new industrial cooling towers and retrofitting existing industrial cooling towers and cooling tower components.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

GENERAL

     Global Water Technologies, Inc. (the "Company"), primarily through its wholly owned subsidiary, Psychrometric Systems, Inc., is in the business of designing, selling, manufacturing and building industrial cooling towers, repairs and maintenance in the retrofit of existing industrial cooling towers and cooling tower components for these and similar facilities. The Company markets its products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel, Inc. and other large corporations around the world.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the three month period ended March 31, 1998, total tower revenue increased 40.1% to $4,517,583 as compared to $3,223,486 for the three month period ended March 31, 1997. International revenues comprised 26.4% of total revenues in 1998 versus 14.1% in 1997, with such increase resulting from increased emphasis on the international market. In 1997, the Small Business Administration named the Company's PSI subsidiary as Small Business Exporter of the Year for Region VIII which includes Colorado, Montana, North Dakota, South Dakota, Utah and Wyoming.

     Contracts awarded ("bookings") during the three month period ended March 31, 1998 increased 148.4% to $7,367,155 from $2,966,260 in 1997. The increase in bookings awarded is due to an overall increase in the number of projects won, an increase in the average dollar amount of the contract awarded, and increased selling expenses to take advantage of market opportunities. Backlog increased from $11,606,245 at December 31, 1997 to $14,455,817 at March 31, 1998. Of this total, approximately $2.7 million is expected to be recognized as revenue in 1999.

     The Company's cost of construction increased 55.0% from $2,188,132 in 1997 to $3,391,348 in 1998. As a percentage of revenues, cost of construction increased from 67.9% in 1997 to 75.1% in 1998. The absolute increase in cost of construction resulted primarily from a 40.1% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 39.2% from $836,004 in 1997 to $1,205,744 in 1998 as the Company continues to make an investment in its future. As a percentage of revenues, which increased 148.4% these expenses increased from 25.9% in 1997 to 26.7% in 1998. As a percentage of new bookings which increased 148.4%, these expenses actually decreased from 28.2% in 1997 to 16.4% in 1998. In support of greater bookings, the overall increase in selling, general and administrative expense primarily occurred in two areas. The first was in personnel related costs, primarily from an increase in number of staff. The second occurred in such areas as travel related to international sales opportunities and increased participation in national and international trade shows. Management believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Research and development costs increased 23.8% to $52,032 in 1998 from $42,027 in 1997. These costs include the research and development facility in Idaho and the expenses associated with the Company's diversification effort into water treatment and water purification.

     Operating income (loss), based on the explanations noted above, decreased from $157,323 or 4.9% of revenues in 1997 to a loss of ($131,541) in 1998.

     Other income and expense primarily consisted of interest expense, which declined slightly, related to the Company's various debt financings. Income taxes (benefit) decreased from $42,241 with an effective 34.1% tax rate in 1997 to a tax benefit of ($54,945) with an effective tax rate of 34.0% in 1998.

     Net income decreased from $81,683 in the three month period ended March 31, 1997 to a net loss of $106,657 in the similar period in 1998. Basic and fully diluted income (loss) per share was ($0.0004) in the three month period ended March 31, 1998 and $0.0003 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had working capital of $857,047 compared to working capital of $131,720 at March 31, 1997. The Company's cash flow provided by and used in its operating, investing and financing activities during the first three months of 1998 and 1997 are as follows:

                                                     1998            1997
                                                   ---------       ---------

Operating activities                              $ (393,919)     $  709,755
Investing activities                                (117,444)        (66,675)
Financing activities                                 489,669        (191,640)
                                                  ----------      ----------
   Net increase (decrease) in
     cash and cash equivalents                    $  (21,694)     $  451,440
                                                  ==========      ==========

     The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume, the Company's operating activities will require cash investment during the remainder of the year.

     At March 31, 1998, net costs in excess of billings and estimated earnings on uncompleted contracts were $2,176,795 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $1,080,816 at March 31, 1997.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, vehicles and office equipment for anticipated growth.

     The Company has a line of credit with a commercial lender totaling $1,025,000 to finance its working capital needs partially secured by a stockholder's and the Company's certificates of deposit. As of March 31, 1998, $795,000 was outstanding on this line of credit. The note matures on January 3, 1999. Management expects that this line of credit will be refinanced into a long-term obligation when the obligation becomes due.
The interest rate on the note is 7.75%. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $4,065 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $1,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and matures on March 17, 1999. As of March 31, 1998, there were no outstanding borrowings on this line of credit.

     The Company has term loans secured by the Small Business Administration with an outstanding balance at March 31, 1998 of $649,867, including a new $475,000 SBA loan which fully amortizes in June of 2003. Scheduled principal payments on these term notes are $171,261 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at March 31, 1998 was $106,625 with scheduled principal payments over the next twelve months of $40,377 with interest rates ranging from 9.5% to 10.75%.

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

                              GLOBAL WATER TECHNOLOGIES, INC.


Date: May 20, 1998              By: /s/ George A. Kast
                                   -----------------------------------
                                        George A. Kast
                                        President, Chief Executive Officer
                                        and Chairman of the Board


Date: May 20, 1998              By: /s/ Robert L. Tomz
                                   -----------------------------------
                                        Robert L. Tomz
                                        Chief Financial Officer