Form 10QSB
period 1998-06-30
GLOBAL WATER TECHNOLOGIES INC
filed 1998-08-06
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended     June 30, 1998
                                                ---------------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER            33-37513-D
                       -------------------------------

                     GLOBAL WATER TECHNOLOGIES, INC.
------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         Delaware                                  84-1148204
----------------------------            ---------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


          1767 Denver West Boulevard   Golden, Colorado  80401
------------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

(Issuer's telephone number):   (303) 215-1100
                            -------------------

                                   NA
------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X   No
                                -----   -----


Shares of Common Stock, $0.00001 par value, outstanding as of August 6, 1998: 294,050,000.
      ------------


Transitional Small Business Disclosure Format    Yes       No   X
                                                     -----    -----

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months and six
                                                  months ended June 30,
                                                  1998 and 1997

          Consolidated Balance Sheet              As of June 30, 1998

          Consolidated Statements of Cash Flows   Six months ended June
                                                  30, 1998 and 1997

          Notes to Financial Statements           June 30, 1998 and 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART 2.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders


SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended
                                                   -------------------------
                                                   June 30,        June 30,
                                                     1998            1997
                                                   ---------       ---------

Construction revenue:
   United States                                $  5,816,621    $  4,214,232
   International                                   1,137,443         674,631
                                                ------------    ------------
       Total revenues                              6,954,064       4,888,863
                                                ------------    ------------

Costs and expenses:
   Cost of construction                            5,434,506       4,011,158
   Selling, general and administrative             1,447,065         950,761
   Research and development                           56,285          30,742
                                                ------------    ------------
       Total costs and expenses                    6,937,856       4,992,661
                                                ------------    ------------

Operating income (loss)                               16,208        (103,798)

Other income (expense):
   Interest expense, net                             (34,879)        (30,902)
   Other, net                                          3,742              78
                                                ------------    ------------

Income (loss) before income taxes                    (14,929)       (134,622)

Income taxes (benefit)                                (4,076)        (43,845)
                                                ------------    ------------

Net income (loss)                               $    (10,853)   $    (90,777)
                                                ============    ============

Income (loss) per share:
   Basic weighted average shares
     outstanding                                 294,050,000     261,382,500
   Basic income (loss) per share                $    (0.0000)   $    (0.0003)
                                                ============    ============

   Fully diluted weighted average shares
     outstanding                                 294,050,000     261,382,500
   Fully diluted income (loss) per
     share                                      $    (0.0000)   $    (0.0003)
                                                ============    ============



The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                       Six Months Ended
                                                   -------------------------
                                                   June 30,        June 30,
                                                     1998            1997
                                                   ---------       ---------

Construction revenue:
   United States                                $  9,142,884    $  6,981,810
   International                                   2,328,763       1,130,539
                                                ------------    ------------
       Total revenues                             11,471,647       8,112,349
                                                ------------    ------------

Costs and expenses:
   Cost of construction                            8,825,854       6,199,290
   Selling, general and administrative             2,652,809       1,786,765
   Research and development                          108,317          72,769
                                                ------------    ------------
       Total costs and expenses                   11,586,980       8,058,824
                                                ------------    ------------

Operating income (loss)                             (115,333)         53,525

Other income (expense):
   Interest expense, net                             (65,195)        (65,449)
   Other, net                                          3,997           1,226
                                                ------------    ------------

Income (loss) before income taxes                   (176,531)        (10,698)

Income taxes (benefit)                               (59,021)         (1,604)
                                                ------------    ------------

Net income (loss)                               $   (117,510)   $     (9,094)
                                                ============    ============

Income (loss) per share:
   Basic weighted average shares
     outstanding                                 294,050,000     261,382,500
   Basic income (loss) per share                $    (0.0004)   $    (0.0000)
                                                ============    ============

   Fully diluted weighted average shares
     outstanding                                 294,050,000     261,382,500
   Fully diluted income (loss) per
     share                                      $    (0.0004)   $    (0.0000)
                                                ============    ============



The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                           AS OF JUNE 30, 1998
ASSETS
------
Current assets:
   Cash and cash equivalents                                    $    126,339
   Trade accounts receivable, net of allowance for
     doubtful accounts of $175,616                                 4,343,341
   Other receivables                                                  63,611
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                      2,082,907
   Inventories                                                       318,923
   Prepaid expenses                                                  164,406
   Restricted assets, certificate of deposit
     (released 7/24/98)                                              228,687
                                                                ------------
       Total current assets                                        7,328,214
                                                                ------------

Property and equipment, net                                          696,891
Intangibles, net of amortization                                      46,748
Deposits                                                              11,948
                                                                ------------
                                                                $  8,083,801
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                         $    979,399
   Accounts payable                                                4,093,549
   Accrued liabilities                                               758,181
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                        574,140
   Income taxes payable                                               51,430
   Deferred income taxes                                             126,716
                                                                ------------
       Total current liabilities                                   6,583,415
                                                                ------------

Long-term debt                                                       492,729
Deferred income taxes                                                122,853


Stockholders' equity:
   Preferred stock, $0.00001 par value, 20,000,000 shares
     authorized; 1,000,000 shares issued and outstanding;
     stated at redemption value of $0.0001                               100
   Common stock, $0.00001 par value; 800,000,000 shares
     authorized; 294,050,000 shares issued and outstanding             2,940
   Capital in excess of par value                                    522,624
   Retained earnings                                                 359,140
                                                                ------------
       Total stockholders' equity                                    884,804
                                                                ------------
                                                                $  8,083,801
                                                                ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       Six Months Ended
                                                   -------------------------
                                                   June 30,        June 30,
                                                     1998            1997
                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $   (117,510)   $     (9,094)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
       Depreciation                                   85,001          69,011
       Amortization                                    5,502               -
       Decrease in deferred income taxes             (64,626)              -

       (Increase) decrease in working capital:
         Trade accounts receivable                  (405,696)       (960,338)
         Other receivables                           (47,514)        (51,901)
         Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                  612,875         597,656
         Income taxes receivable                      34,995               -
         Inventories                                  61,205        (143,679)
         Prepaid expenses                            (38,375)        (51,094)
         Deposits                                      1,138          (2,057)
         Accounts payable                           (592,019)      1,236,045
         Income taxes payable                         51,430          (2,381)
         Accrued liabilities                         119,360         (63,919)
         Billings in excess of costs and
          estimated earnings on uncompleted
          contracts                                   74,546         187,943
                                                ------------    ------------
           Net cash provided (used) by
             operating activities                   (219,688)        806,192
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificate of deposit                 (5,851)         (5,656)
   Purchase of property and equipment               (177,314)        (79,803)
                                                ------------    ------------
           Net cash (used in) investing
             activities                             (183,165)        (85,459)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change on the lines-of-credit                  (7,000)       (446,400)
   Proceeds from issuance of debt                    496,378               -
   Repayments of debt                                (79,073)        (68,028)
                                                ------------    ------------
           Net cash provided (used) by
             financing activities                    410,305        (514,428)
                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      7,452         206,305
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                           118,887          61,188
                                                ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $    126,339    $    267,493
                                                ============    ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1998 AND 1997

1.   INTERIM FINANCIAL STATEMENTS
The consolidated balance sheet as of June 30, 1998, and the related consolidated statements of operations for the three months and for the six months ended June 30, 1998 and statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in Form 10-KSB for the year ended December 31, 1997.

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

3.   COMPREHENSIVE INCOME
In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income
(loss) was equal to its net income (loss) for the three month and six month periods ended June 30, 1998 and 1997.

4.   OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of An Enterprise and Related Information ("FAS 131"). FAS 131 changes the disclosure requirements for segment reporting from an "industry segment" approach required under FAS 14 to the "management approach". The new approach is intended to allow users to "see through the eyes of management" in order to better understand the Company's performance. FAS 131 is effective for fiscal years beginning after December 15, 1997, with interim segment disclosures not required until 1999. The Company has determined that FAS 131 will not have a material impact on the financial statements because the Company has only one business: the design, sale, and manufacture and building of new industrial cooling towers and retrofitting existing industrial cooling towers and cooling tower components.

In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has determined that FAS 133 will not have a material impact on the financial statements because the Company does not have material foreign exchange, commodities or interest rate risk, and therefore does not enter into derivatives contracts often.

5.   SUBSEQUENT EVENTS
On July 20, 1998 the Company entered into an exclusive licensing agreement with Electronic Descaling 2000, Inc. ("ED 2000") for the manufacturing, sales and servicing rights to a technologically advanced scale control unit. The Company will exclusively market the equipment to prevent and eliminate costly scale buildup within cooling water loops and cooling towers for various industries worldwide.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Global Water Technologies, Inc. (the "Company"), primarily through its wholly owned subsidiary, Psychrometric Systems, Inc., is in the business of designing, selling, manufacturing and building industrial cooling towers, repairs and maintenance in the retrofit of existing industrial cooling towers and cooling tower components for these and similar facilities. The Company markets its products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel, Inc. and other large corporations around the world. In June of 1998, the Company's President and Chief Executive Officer, George Kast, was named the Entrepreneur of the Year for the Rocky Mountain Region. Kast received top honors in the category of "High-Tech Manufacturing and Design" and will now attend the International "Entrepreneur of the Year" program and conference to be held in Palm Springs, California in November.

     The Company derives revenue from the following principal sources: new cooling tower sales, retrofits to existing cooling tower construction repair projects, and spare parts and supplies to existing cooling tower customers. The Company custom designs and constructs wooden, fiberglass and concrete towers for its customer base worldwide.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the three month period ended June 30, 1998, total tower revenue increased 42.2% to $6,954,064 as compared to $4,888,863 for the three month period ended June 30, 1997. International revenues comprised 16.4% of total revenues in 1998 versus 13.8% in 1997, with such increase resulting from increased emphasis on the international market.

     Contracts awarded ("bookings") during the three month period ended June 30, 1998 increased 7.6% to $8,688,692 from $8,069,545 in 1997. The increase in bookings awarded is due to an overall increase in the number of projects won and increased selling expenses to take advantage of market opportunities. The 1997 amounts included one large international project representing 37.2% of the total bookings in the three month period ending June 30, 1997. Backlog increased from $14,455,817 at March 31, 1998 to $16,190,446 at June 30, 1998. Of this total, approximately $4.3 million is expected to be recognized as revenue in 1999.

     The Company's cost of construction increased 35.5% from $4,011,158 in 1997 to $5,434,506 in 1998. As a percentage of revenues, cost of construction decreased from 82.0% in 1997 to 78.1% in 1998. Management anticipates that the actual gross margins for calendar year 1998 will be comparable to 1998 year to date amounts. The absolute increase in cost of construction resulted primarily from a 42.2% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 52.2% from $950,761 in 1997 to $1,447,065 in 1998 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses increased from 19.4% in 1997 to 20.8% in 1998. As a percentage of new bookings which increased 7.6%, these expenses increased from 11.8% in 1997 to 16.7% in 1998. In support of greater anticipated bookings, the overall increase in selling, general and administrative expense primarily occurred in two areas. The first was in personnel related costs, primarily from an increase in number of staff and the necessary facilities to support the increased staff. The second occurred in such areas as travel related to international sales opportunities and increased participation in national and international trade shows. Management believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Research and development costs increased 83.1% to $56,285 in 1998 from $30,742 in 1997. These costs include the research and development facility in Idaho and the expenses associated with the Company's diversification effort into water treatment and water purification.

     Operating income (loss), based on the explanations noted above, increased from a loss of ($103,798) in 1997 to a an operating income of $16,208 in 1998.

     Other income and expense primarily consisted of interest expense, which increased slightly, related to the Company's various debt financings. Income taxes (benefit) decreased from a benefit of ($43,845) with an effective 32.6% tax rate in 1997 to a tax benefit of ($4,076) with an effective tax rate of 27.3% in 1998.

     Net income (loss) improved from ($90,777) in the three month period ended June 30, 1997 to a net loss of ($10,853) in the similar period in 1998. Basic and fully diluted income (loss) per share was ($0.0000) in the three month period ended June 30, 1998 and ($0.0003) in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the six month period ended June 30, 1998, total tower revenue increased 41.4% to $11,471,647 as compared to $8,112,349 for the six month period ended June 30, 1997. International revenues comprised 20.8% of total revenues in 1998 versus 13.9% in 1997, with such increase resulting from increased emphasis on the international market.

     Contracts awarded ("bookings") during the six month period ended June 30, 1998 increased 45.5% to $16,055,847 from $11,035,805 in 1997. The increase in bookings awarded is due to an overall increase in the number of projects won and increased selling expenses to take advantage of market opportunities. The 1997 amounts included one large international project representing 27.2% of the total bookings in the six month period ending June 30, 1997. Backlog increased from $11,606,245 at December 31, 1997 to $16,190,446 at June 30, 1998. Of this total, approximately $4.3 million is expected to be recognized as revenue in 1999.

     The Company's cost of construction increased 42.4% from $6,199,290 in 1997 to $8,825,854 in 1998. As a percentage of revenues, cost of construction increased from 76.4% in 1997 to 76.9% in 1998. The absolute increase in cost of construction resulted primarily from a 41.4% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 48.5% from $1,786,765 in 1997 to $2,652,809 in 1998 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses increased from 22.0% in 1997 to 23.1% in 1998. As a percentage of new bookings which increased 45.5%, these expenses increased from 16.2% in 1997 to 16.5% in 1998. In support of greater bookings, the overall increase in selling, general and administrative expense primarily occurred in two areas. The first was in personnel related costs, primarily from an increase in number of staff and the necessary facilities to support the increased staff. The second occurred in such areas as travel related to international sales opportunities and increased participation in national and international trade shows. Management believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Research and development costs increased 48.9% to $108,317 in 1998 from $72,769 in 1997. These costs include the research and development facility in Idaho and the expenses associated with the Company's diversification effort into water treatment and water purification.

     Operating income (loss), based on the explanations noted above, decreased from an income of $53,525 in 1997 to a an operating loss of ($115,333) in 1998.

     Other income and expense primarily consisted of interest expense. Income taxes (benefit) increased from a benefit of ($1,604) with an effective 15.0% tax rate in 1997 to a tax benefit of ($59,021) with an effective tax rate of 33.4% in 1998.

     Net income (loss) was ($117,510) in the six month period ended June 30, 1998 compared to a net loss of ($9,094) in the similar period in 1997. Basic and fully diluted income (loss) per share was ($0.0004) in the six month period ended June 30, 1998 and ($0.0000) in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of $744,799 compared to a working capital deficit of ($33,751) at June 30, 1997. The Company's cash flow provided by and used in its operating, investing and financing activities during the first six months of 1998 and 1997 are as follows:

                                                      1998           1997
                                                      ----           ----

Operating activities                             $   (219,688)  $    806,192
Investing activities                                 (183,165)       (85,459)
Financing activities                                  410,305       (514,428)
                                                 ------------   ------------
 Net increase (decrease) in
    cash and cash equivalents                    $      7,452   $    206,305
                                                 ============   ============

    The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume, the Company's operating activities will require cash investment during the remainder of the year. Management believes that its current debt facilities and/or possible capital market funding will be sufficient for its operational cash investment requirements during the next four quarters.

    At June 30, 1998, net costs in excess of billings and estimated earnings on uncompleted contracts were $1,508,767 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $1,047,985 at June 30,1997.

    Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, vehicles and office equipment for anticipated growth.

    The Company has a line of credit with a commercial lender totaling $1,025,000 to finance its working capital needs partially secured by a stockholder's and the Company's certificates of deposit. On July 24, 1998, the Company's certificate of deposit in the amount of $228,687 was released by the lender. As of June 30, 1998, $738,000 was outstanding on this line of credit. The note matures on January 3, 1999. Management expects that this line of credit will be refinanced into a long-term obligation when the obligation becomes due. The interest rate on the note is 7.75%. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $4,065 per month on his certificates of deposit securing the above mentioned Company notes.

    The Company also has a line of credit with a commercial lender totaling $1,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and matures on March 17, 1999. As of June 30, 1998, there was no outstanding balance on this line of credit.

    The Company has term loans secured by the Small Business
Administration with an outstanding balance at June 30, 1998 of $616,948 including a new $475,000 SBA loan which fully amortizes in June of 2003. Scheduled principal payments on these term notes are $195,012 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at June 30, 1998 was $117,180 with scheduled principal payments over the next twelve months of $46,387 with interest rates ranging from 9.5% to 10.75%.

    Management believes that the Company will have sufficient capital resources to fund its ordinary capital requirements for at least the next four quarters for continuing operations. No assurance can be made that the Company will have sufficient working capital to continue its requirements for continuing operations beyond the next four quarters.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on June 30, 1998 10:00 a.m. at the Company's principal offices in Golden, Colorado. A total of 287,717,011 shares of common stock, which is 97.9% of the shares outstanding on May 27,1998 were represented at the meeting, either in person or by proxy. Three proposals were approved by the shareholders with the vote tabulations noted as follows:

1. The following directors were elected to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.


----------------------------------------------------------------------
DIRECTORS:                     FOR                AGAINST     ABSTAIN
----------------------------------------------------------------------
George A. Kast              287,701,011              0         16,000
----------------------------------------------------------------------
Robert L. Tomz              287,701,011              0         16,000
----------------------------------------------------------------------

2. The 1998 Stock Option Plan for employees, officers and consultants was approved.

                        ----------------------------------------------
                               FOR                AGAINST     ABSTAIN
                        ----------------------------------------------
                           283,637,395            78,300        5,100
                        ----------------------------------------------


3. The Board of Directors, at its discretion and when and if it deems appropriate, was granted the authority and discretion to effect a: (i) reverse stock split not to exceed 1-for-100, whereby an as yet undetermined number of shares of currently outstanding $0.00001 par value Common Stock of the Company (the "Old Common Stock") would be combined into one share of new Common Stock (the "New Common Stock");
    (ii) a corresponding amendment to the Company's Certificate of Incorporation to reduce the number of authorized shares of Common Stock in the same ratio as the reverse split; and (iii) a corresponding increase in the par value of the shares of Common Stock in the same ratio as the reverse split.

                        ----------------------------------------------
                               FOR                AGAINST     ABSTAIN
                        ----------------------------------------------
                           279,696,378           8,020,633      0
                        ----------------------------------------------

These were all the matters submitted to the shareholders at the annual shareholders meeting.

                               SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GLOBAL WATER TECHNOLOGIES, INC.


Date: August 6, 1998     By: /s/ George A. Kast
                            ----------------------------------
                                George A. Kast
                                President, Chief Executive Officer
                                and Chairman of the Board


Date: August 6, 1998     By: /s/ Robert L. Tomz
                            ----------------------------------
                                Robert L. Tomz
                                Chief Financial Officer