Form 10QSB
period 1998-09-30
GLOBAL WATER TECHNOLOGIES INC
filed 1998-11-20
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended   September 30, 1998
                                               ------------------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER         33-37513-D
                      ----------------------------

                     GLOBAL WATER TECHNOLOGIES, INC.
 -----------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


           Delaware                                84-1148204
---------------------------------       ---------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


          1767 Denver West Boulevard   Golden, Colorado  80401
 -----------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

(Issuer's telephone number):   (303) 215-1100
                            -------------------

                                   NA
 -----------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes X   No
                                ---    ---


Shares of Common Stock, $0.00001 par value, outstanding as of November 20, 1998: 294,854,250.
      ------------


Transitional Small Business Disclosure Format    Yes     No  X
                                                     ---    ---

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months and nine
                                                  months ended September
                                                  30, 1998 and 1997

          Consolidated Balance Sheet              As of September 30,
                                                  1998

          Consolidated Statements of Cash Flows   Nine months ended
                                                  September 30, 1998 and
                                                  1997

          Notes to Financial Statements           September 30, 1998 and
                                                  1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                               -----------------------------
                                               September 30,   September 30,
                                                   1998            1997
                                               -------------   -------------

Net revenues:
   United States                                $  7,118,646    $  2,633,034
   International                                   1,653,490         844,996
                                                ------------    ------------
       Total revenues                              8,772,136       3,478,030
                                                ------------    ------------

Costs and expenses:
   Cost of sales                                   7,065,786       2,587,622
   Selling, general and administrative             1,885,347         922,183
   Research and development                           66,373          16,576
                                                ------------    ------------
       Total costs and expenses                    9,017,506       3,526,381
                                                ------------    ------------

Operating income (loss)                             (245,370)        (48,351)

Other income (expense):
   Interest expense, net                             (45,670)        (32,918)
   Other, net                                         11,472          23,355
                                                ------------    ------------

Income (loss) before income taxes                   (279,568)        (57,914)

Income taxes (benefit)                               (95,053)        (21,724)
                                                ------------    ------------

Net income (loss) before preferred dividend         (184,515)        (36,190)

Preferred stock dividend                               2,630            -
                                                ------------    ------------

Net income (loss) for common stockholders       $   (187,145)   $    (36,190)
                                                ============    ============

Income (loss) per share:
   Basic weighted average shares
     outstanding                                 294,050,000     263,472,228
   Basic income (loss) per share                $    (0.0006)   $    (0.0001)
                                                ============    ============

   Fully diluted weighted average shares
     outstanding                                 294,050,000     263,472,228
   Fully diluted income (loss) per share        $    (0.0006)   $    (0.0001)
                                                ============    ============



The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 30,   September 30,
                                                   1998            1997
                                               -------------   -------------

Net revenues:
   United States                                $ 16,261,530    $  9,614,844
   International                                   3,982,253       1,975,535
                                                ------------    ------------
       Total revenues                             20,243,783      11,590,379
                                                ------------    ------------

Costs and expenses:
   Cost of sales                                  15,891,640       8,786,912
   Selling, general and administrative             4,538,156       2,708,948
   Research and development                          174,690          89,345
                                                ------------    ------------
       Total costs and expenses                   20,604,486      11,585,205
                                                ------------    ------------

Operating income (loss)                             (360,703)          5,174

Other income (expense):
   Interest expense, net                            (110,865)        (98,367)
   Other, net                                         15,469          24,581
                                                ------------    ------------

Income (loss) before income taxes                   (456,099)        (68,612)

Income taxes (benefit)                              (154,074)        (23,328)
                                                ------------    ------------

Net income (loss) before preferred dividend         (302,025)        (45,284)

Preferred stock dividend                               2,630            -
                                                ------------    ------------

Net income (loss) for common stockholders       $   (304,655)   $    (45,284)
                                                ============    ============

Income (loss) per share:
   Basic weighted average shares
     outstanding                                 294,050,000     262,086,731
   Basic income (loss) per share                $    (0.0010)   $    (0.0002)
                                                ============    ============

   Fully diluted weighted average shares
     outstanding                                 294,050,000     262,086,731
   Fully diluted income (loss) per share        $    (0.0010)   $    (0.0002)
                                                ============    ============



The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        AS OF SEPTEMBER 30, 1998
ASSETS
------
Current assets:
   Cash and cash equivalents                                    $      8,188
   Trade accounts receivable, net of allowance for
     doubtful accounts of $227,302                                 4,818,953
   Other receivables                                                  70,728
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                      3,833,646
   Inventories                                                       343,831
   Prepaid expenses                                                  192,842
   Income taxes receivable                                            89,651
   Deferred income taxes                                              43,975
                                                                ------------
       Total current assets                                        9,401,814
                                                                ------------

Property and equipment, net                                          675,605
Intangibles, net of amortization                                      43,997
Deposits                                                              66,413
                                                                ------------
                                                                $ 10,187,829
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                         $  1,055,912
   Accounts payable                                                6,307,081
   Accrued liabilities                                             1,113,203
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                        147,713
                                                                ------------
       Total current liabilities                                   8,623,909
                                                                ------------

Long-term debt                                                       493,598
Deferred income taxes                                                122,853

Stockholders' equity:
   Preferred stock, $0.00001 par value, 20,000,000 shares
     authorized:
     - Series A; 1,000,000 shares authorized issued and
       outstanding; stated at redemption value of $0.0001                100
     - Series B; 1,000 shares authorized, 250 shares issued
       and outstanding; stated at redemption value of $1,000         250,000
   Common stock, $0.00001 par value; 800,000,000 shares
     authorized; 294,050,000 shares issued and outstanding             2,940
   Capital in excess of par value                                    522,624
   Retained earnings                                                 171,805
                                                                ------------
       Total stockholders' equity                                    947,469
                                                                ------------
                                                                $ 10,187,829
                                                                ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 30,   September 30,
                                                   1998            1997
                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $  (304,655)    $   (45,279)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
       Depreciation                                  127,502         104,381
       Amortization                                    8,253             -
       Decrease in deferred income taxes            (191,342)        (16,643)

       (Increase) decrease in working capital:
         Trade accounts receivable                  (881,308)         78,253
         Other receivables                           (54,631)        (46,197)
         Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                               (1,137,864)        503,169
         Income taxes receivable                     (98,631)            -
         Inventories                                  36,297        (204,535)
         Prepaid expenses                            (66,811)       (173,661)
         Deposits                                    (53,327)         (3,000)
         Accounts payable                          1,621,513          68,908
         Income taxes payable                            -          (167,513)
         Accrued liabilities                         474,382         167,960
         Billings in excess of costs and
          estimated earnings on uncompleted
          contracts                                 (351,881)        584,798
                                                 -----------     -----------
           Net cash provided (used) by
             operating activities                   (872,503)        850,641
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificate of deposit                222,836          (8,484)
   Purchase of property and equipment               (198,529)        (94,595)
                                                 -----------     -----------
           Net cash (used in) investing
             activities                               24,307        (103,079)
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change on the lines-of-credit                 116,476        (443,800)
   Proceeds from issuance of common stock                -             5,604
   Proceeds from issuance of debt                    496,378             -
   Proceeds on issuance (redemption)
     of preferred stock                              250,000          (2,000)
   Repayments of debt                               (125,357)       (104,220)
                                                 -----------     -----------
           Net cash provided (used) by
             financing activities                    737,497        (544,416)
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   (110,699)        203,146
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       118,887          61,188
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $     8,188     $   264,334
                                                 ===========     ===========

The accompanying notes are an integral part of these financial statements.

                    GLOBAL WATER TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1998 AND 1997


1. INTERIM FINANCIAL STATEMENTS
The consolidated balance sheet as of September 30, 1998, and the related consolidated statements of operations for the three months and for the nine months ended September 30, 1998 and 1997, and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 financial information for comparability purposes.

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

3. COMPREHENSIVE INCOME
In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income
(loss) was equal to its net income (loss) available for common stockholders for the three month and nine month periods ended September 30, 1998 and 1997.

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

5. SERIES B PREFERRED STOCK

On August 13, 1998, the Company authorized the issuance of 1,000 shares of Series B Preferred Stock with a redemption value of $1,000 per share. On that date 250 shares were issued to George A. Kast, the Company's CEO and principal shareholder, for a cash contribution of $250,000.

Such shares pay, out of funds legally available for that purpose, a cumulative dividend at the rate of $80.00 per annum payable quarterly. The shares have no voting rights but do have certain rights upon liquidation or dissolution. The Company has the right to call such shares only after the consolidated net worth of the Company, after giving full effect to the call, is equal to or in excess of $3,000,000; and such call can not be exercised prior to the Company's receipt of its audited financial statements for the year ended December 31, 1998.

6. SUBSEQUENT EVENT -- CHANGE IN ACCOUNTING PRINCIPLE

On November 11, 1998, the Board of Directors approved the Company's decision to change, retroactive to January 1, 1998, its application of the percentage of completion method of accounting for revenues and costs of long-term construction contracts related to new cooling towers which is the Company's primary market.

Under the previous method, the Company recognized a predetermined percentage of its profits on new cooling towers upon the attainment of certain project milestones, specifically the completion and delivery of certain engineering drawings and specifications. Under the new method, the Company will recognize profits on all phases of the project, including engineering, in the ratio that costs incurred to date bear to total estimated costs. Management believes that the new method is preferable for financial statement and backlog disclosure related to revenues and gross profit. In addition, the Company believes that the new method should improve the comparability of its financial statements with those of other companies which use a cost-to-cost comparison approach of percentage of completion.

As a result of this change, to which the Company's independent public accounting firm concurs, the Company will be recording a one-time extraordinary charge to income as of January 1, 1998. The amount of this charge, which has not yet been determined, and the related pro-forma quarterly effects of the accounting change will be shown in the Company's annual report on Form

10-KSB for the year ending December 31, 1998.

7. SUBSEQUENT EVENT - NEW CONTRACTS AND BACKLOG

The following schedule summarizes changes in backlog on contracts during the nine months ended September 30, 1998 and 1997. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.

                                              Nine Months Ending September 30
                                              -------------------------------
                                                    1998           1997
                                                  ---------      ---------

   Backlog, beginning of period                 $ 11,606,245    $  6,139,765
   New contracts during the period                25,633,804      13,413,858
   Contracts cancelled                            (3,885,000)            -
   Contract revenues earned during the period    (20,245,342)    (11,590,379)
                                                ------------    ------------
   Backlog, end of period                       $ 13,109,707     $ 7,963,244
                                                ------------    ------------


In addition for the period of October 1, 1998 through November 17, 1998, the Company was awarded additional new contracts in the amount of $16,835,942. This high volume of new contract awards compares favorably to the $10,749,913 of contracts awarded for the entire fourth quarter of 1997. For the period beginning on January 1, 1998 and ending on November 17, 1998, the Company has been awarded new contracts totaling $42,469,746 compared to $24,163,772 for the entire year of 1997.

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


     The Company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on new cooling towers are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. (Please refer to "Subsequent Events" in the notes to the financial statements.) Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the three month period ended September 30, 1998, total tower revenue increased 152.2% to $8,772,136 as compared to $3,478,030 for the three month period ended September 30, 1997. International revenues comprised 18.8% of total revenues in 1998 versus 24.3% in 1997.

     Contracts awarded ("bookings") during the three month period ended September 30, 1998 increased 302.7% to $9,577,957 from $2,378,053 in 1997.
The increase in bookings awarded is due to an overall increase in the number of projects won and increased selling expenses to take advantage of market opportunities. Backlog decreased from $16,190,446 at June 30, 1998 to $13,109,707 at September 30, 1998 primarily due to the cancellation of a large international project.

     The Company's cost of sales increased 173.1% from $2,587,622 in 1997 to $7,065,786 in 1998. As a percentage of revenues, cost of sales increased from 74.4% in 1997 to 80.5% in 1998. The absolute increase in cost of sales resulted primarily from a 152.2% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 104.4% from $922,183 in 1997 to $1,885,347 in 1998 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses decreased from 26.5% in 1997 to 21.5% in 1998. As a percentage of new bookings which increased 302.7%, these expenses decreased from 38.8% in 1997 to 19.7% in 1998. In support of greater anticipated bookings, the overall increase in selling, general and administrative expense primarily occurred in two areas. The first was in personnel related costs, primarily from an increase in number of staff and the necessary facilities to support the increased staff. The second occurred in such areas as travel related to international sales opportunities and increased participation in national and international trade shows. Management believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods. Additionally, a significant contract receivable in the amount of $315,000 was written off in the quarter ended September 30, 1998.

     Research and development costs increased to $66,373 in 1998 from $16,576 in 1997. These costs include the research and development facility in Idaho and the expenses associated with the Company's diversification effort into water treatment and water purification.

     Operating income (loss), based on the explanations noted above, decreased from a loss of ($48,351) in 1997 to a loss of ($245,370) in 1998. Without the write-off of the significant contract receivable noted above, operating income for 1998 would have been $69,630 in 1998.

     Other income and expense primarily consisted of interest expense, which increased from

$32,918 in 1997 to $45,670 in 1998, due to the Company's various debt financings. Income taxes (benefit) increased from a benefit of ($21,724) with an effective 37.5% tax rate in 1997 to a tax benefit of ($95,053) with an effective tax rate of 34.0% in 1998.

     Net income (loss) available to common stockholders decreased from ($36,190) in the three month period ended September 30, 1997 to a net loss of ($187,145) in the similar period in 1998. This amount includes a preferred stock dividend of $2,630 in 1998. Basic and fully diluted income
(loss) per share was ($0.0006) in the three month period ended September 30, 1998 and ($0.0001) in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the nine month period ended September 30, 1998, total tower revenue increased 74.7% to $20,243,783 as compared to $11,590,379 for the nine month period ended September 30, 1997. International revenues comprised 19.7% of total revenues in 1998 versus 17.0% in 1997, with such increase resulting from increased emphasis on the international market.

     Contracts awarded ("bookings") during the nine month period ended September 30, 1998 increased 91.1% to $25,633,804 from $13,413,858 in 1997.
The increase in bookings awarded is due to an overall increase in the number of projects won and increased selling expenses to take advantage of market opportunities. Backlog increased from $11,606,245 at December 31, 1997 to $13,109,707 at September 30, 1998.

     The Company's cost of sales increased 80.9% from $8,786,912 in 1997 to $15,891,640 in 1998. As a percentage of revenues, cost of sales increased from 75.8% in 1997 to 78.5% in 1998. The absolute increase in cost of sales resulted primarily from a 74.7% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 67.5% from $2,708,948 in 1997 to $4,538,156 in 1998 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses decreased from 23.4% in 1997 to 22.4% in 1998. As a percentage of new bookings which increased 91.1%, these expenses decreased from 20.2% in 1997 to 17.7% in 1998. In support of greater bookings, the overall increase in selling, general and administrative expense primarily occurred in two areas. The first was in personnel related costs, primarily from an increase in number of staff and the necessary facilities to support the increased staff. The second occurred in such areas as travel related to international sales opportunities and increased participation in national and international trade shows. Management believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods. Additionally, a significant contract receivable in the amount of $315,000 was written off in the quarter ended September 30, 1998.

     Research and development costs increased to $174,690 in 1998 from $89,345 in 1997. These costs include the research and development facility in Idaho and the expenses associated with the Company's diversification effort into water treatment and water purification.

     Operating income (loss), based on the explanations noted above, decreased from an income of

$5,174 in 1997 to a an operating loss of ($360,703) in 1998; the latter amount which includes the $315,000 write-off of the contract receivable noted above.

     Other income and expense primarily consisted of interest expense. Income taxes (benefit) increased from a benefit of ($23,328) with an effective 34.0% tax rate in 1997 to a tax benefit of ($154,074) with an effective tax rate of 33.8% in 1998.

     Net income (loss) available to common stockholders was ($304,655) in the nine month period ended September 30, 1998 compared to a net loss of ($45,284) in the similar period in 1997. Basic and fully diluted income
(loss) per share was ($0.0010) in the nine month period ended September 30, 1998 and ($0.0002) in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had working capital of $777,905 compared to a working capital deficit of ($19,503) at September 30, 1997. The Company's cash flow provided by and used in its operating, investing and financing activities during the first nine months of 1998 and 1997 are as follows:

                                                     1998            1997
                                                  ----------      ----------

Operating activities                             $  (872,503)    $   850,641
Investing activities                                  24,307        (103,079)
Financing activities                                 737,497        (544,416)
                                                 -----------     -----------
   Net increase (decrease) in
     cash and cash equivalents                   $  (110,699)    $   203,146
                                                 ===========     ===========

     The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume and contracted advanced payments from projects, the Company's operating activities will provide a cash increase during the remainder of the year. Management believes that its current debt facilities and/or possible capital market funding will be sufficient for its operational cash investment requirements during the next four quarters.

     At September 30, 1998, net costs in excess of billings and estimated earnings on uncompleted contracts were $3,685,933 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $745,617 at September 30,1997.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, vehicles and office equipment for anticipated growth.

     The Company has a line of credit with a commercial lender totaling $1,275,000 (an increase of $250,000 as compared to the prior quarter end) to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of September 30, 1998, $561,476 was outstanding on this line of credit. The line matures on January 3, 1999. Management expects that this line of credit will be refinanced into a long-term obligation when the obligation becomes due. The interest rate on the note is 7.75%. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $4,065 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $1,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and matures on March 17, 1999. As of September 30, 1998, there was an outstanding balance of $300,000 on this line of credit.

     The Company has term loans secured by the Small Business Administration with an outstanding balance at September 30, 1998 of $581,486 including a new $475,000 SBA loan which fully amortizes in September of 2003. Scheduled principal payments on these term notes are $150,504 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at September 30, 1998 was $106,548 with scheduled principal payments over the next twelve months of $43,932 with interest rates ranging from 9.5% to 10.75%.

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

                      PART II - OTHER INFORMATION



ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

          Exhibit No.         Description
          -----------         -----------
               18 Letter, dated November 19, 1998, from Comiskey & Company, P.C. re: change in accounting principles

               27        Financial Data Schedule

     (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GLOBAL WATER TECHNOLOGIES, INC.


Date: November 20, 1998            By: /s/ George A. Kast
                                      -------------------------------
                                        George A. Kast
                                        President, Chief Executive Officer
                                        and Chairman of the Board


Date: November 20, 1998            By: /s/ Robert L. Tomz
                                      -------------------------------
                                        Robert L. Tomz
                                        Chief Financial Officer