Form 10KSB40
period 1998-12-31
GLOBAL WATER TECHNOLOGIES INC
filed 1999-03-23
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
          December 31, 1998
          -----------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to __________

COMMISSION FILE NUMBER:  33-37513-D
                         ----------

                     GLOBAL WATER TECHNOLOGIES, INC.
                    ---------------------------------
             (Name of small business issuer in its charter)

           Delaware                                        84-1148204
-------------------------------                       -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

                      1767 Denver West Boulevard
                        Golden, Colorado 80401
                        ----------------------
               (Address of principal executive offices)
                              (Zip Code)

Issuer's telephone number:  (303) 215-1100
                            --------------

Securities to be registered under Section 12(b) of the Act:  None
                                                             ----

Securities registered under Section 12(g) of the Act:  None
                                                       ----

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

Issuer's revenues for its most recent fiscal year:  $34,734,340
                                                    -----------

Aggregate market value of voting stock held by non-affiliates as of March 12, 1998: $4,373,275
       ----------

Shares of Common Stock, $0.00001 par value, outstanding as of March 12, 1998: 294,854,250
       -----------

Documents incorporated by reference: Exhibits to Issuer's Registration Statement on Form S-18, No. 33-37513-D and to Issuer's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

                            TABLE OF CONTENTS

PART I

Item 1.  Description of Business.. . . . . . . . . . . . . . . . . . . .3

Item 2.  Description of Property.. . . . . . . . . . . . . . . . . . . 16

Item 3.  Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . 17

Item 4.  Submission of Matters to a Vote of Security Holders.. . . . . 17


PART II

Item 5.  Market Price of the Registrant's Common Stock and Related
         Security Holder Matters.. . . . . . . . . . . . . . . . . . . 18

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . 19

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 24

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . 24

PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act. . 25

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . 28

Item 11. Security Ownership of Certain Beneficial Owners and
         Management. . . . . . . . . . . . . . . . . . . . . . . . . . 32

Item 12. Certain Relationships and Related Transactions. . . . . . . . 33

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K.. . . 34

                     GLOBAL WATER TECHNOLOGIES, INC.

                               FORM 10-KSB

                                 PART I

INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. SEE
"ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."   NO
ASSURANCE CAN BE GIVEN THAT THE FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED. THE FOLLOWING MATTERS INCLUDE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN FORWARD-LOOKING STATEMENTS.

ITEM 1.  DESCRIPTION OF BUSINESS.

     Global Water Technologies, Inc. (the "Company"), through its wholly owned subsidiary, Psychrometric Systems, Inc. ("PSI"), designs, sells, manufactures and builds industrial cooling towers, and repairs, maintains and retrofits existing industrial cooling towers and cooling tower components for these and similar facilities. The Company primarily markets its products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Commonwealth Edison, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel and other large corporations around the world.

     Except as otherwise noted, all references to the "Company" include Global Water Technologies, Inc. and its subsidiaries.

     The Company custom designs industrial cooling towers for its customer base in a competitive bid job award process. The Company provides value engineering and specific cooling tower designs to its customer base. Although influenced by many factors, management believes competitive pricing is one of the main criteria for job awards. Based on customer requirements, the Company designs cooling towers using structural members manufactured from wood, fiberglass and concrete. Light manufacturing of wooden and fiberglass structural components is done at the Company's facilities for selected jobs prior to treatment procedures. Component parts are subcontracted and ordered from various suppliers to be shipped directly to the job site. For domestic projects, Company managed crews erect the cooling tower in the field or a subcontractor is awarded the erection of the tower. The field erection normally takes between four to six weeks for the typical two to three cell cooling tower. The erection at foreign job sites is usually outside of the Company's scope of responsibility. From contract award to final completion of the structure, a typical project will last four to six months.

     From time to time, the Company may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on the Company.

     The Company utilizes proprietary software products and know-how to design and estimate costs for potential projects. Although not copyrighted or patented, management believes that the proprietary information is integral to its ability to accurately and reliably design cooling towers to meet the desired specifications and to estimate job costs. This know-how is augmented by key knowledgeable employees. The Company's competitive position could be adversely affected by the loss of these employees or know-how.

     PSI was named as one of America's 50 Hottest New Small Businesses by ENTREPRENEUR magazine in early 1996, achieving a ranking of #30 within the group of 50. The Small Business Administration named PSI "The Small Business Exporter of the Year" in 1997 for Region VIII, which includes Colorado. In June of 1998, the Company's President and Chief Executive Officer, George Kast, was named an Entrepreneur of the Year for the Rocky Mountain Region. Mr. Kast received top honors in the category of "High-Tech Manufacturing and Design."

THE COOLING TOWER MARKET

     Cooling towers are designed to reject heat from process operations into the atmosphere through evaporation and direct heat transfer. Hot water is pumped to the top of the cooling tower and distributed over the fill media through various nozzle apertures. The fill media is designed to maximize the air/water interface to improve the efficiency of the heat rejection. As the air comes into contact with the hot water from the process, some water evaporates causing a reduction in heat for the remaining water. Fans placed on the top of the tower cause air to be drawn in from the sides and the bottom of the tower in an induced draft design. The induced draft air flow cools the water through direct contact and through evaporation. The evaporated water, now in the form of steam, is ejected through the fanstacks at the top of the tower. The cooler water at the bottom of the tower in the basin, is then re-circulated back into the process where it again absorbs heat until the entire process is repeated. Cooling towers have been used in the process industries for nearly 100 years.

     Most process industries with available water that generate heat in the process utilize cooling towers in their operations. Accordingly, cooling towers are vital to the continuing operation of these facilities and are considered critical pieces of the plant and equipment. In fact, these processes cannot continue to operate without cooling towers or some other more expensive means to reject heat from these facilities. Cooling towers can range in price from $10,000 for a small 600 gallon per minute ("GPM") or 250 ton HVAC facility to over $10,000,000 for a heavy industrial or utility customer needing capacities of 300,000 GPM. GPM is the standard unit of measurement in the industrial cooling tower segment, while HVAC usage denominates capacity in nominal cooling tons. One ton of cooling is approximately equivalent to 2.5 - 3.0 GPM under humid environmental conditions.

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

     Accurate information about the cooling tower industry is difficult to obtain since many cooling tower manufacturers are either privately held and do not divulge market information or are divisions of very large public entities. Furthermore, many existing cooling tower companies operating in the U.S. are owned by foreign entities where reporting requirements are substantially different from U.S. provisions. Limited market information is available from the U.S. Department of Commerce, public SEC information, commissioned private studies and internal intelligence sources. Based on this limited information and management's evaluation of the market, management estimates that the total annual United States cooling tower market ranges from $500 million to $700 million, and that the total annual worldwide market ranges from $1.5 billion to $2.0 billion.

PRODUCT LINE

     The market currently served by the Company can be subdivided into two main sub-segments: international cooling towers and domestic cooling towers. For the year ended December 31, 1998, the domestic tower revenue recognition represented approximately 85% of the Company's revenues, and international tower revenue represented approximately 15%. Based upon its current backlog of business and current outstanding bid activity, management believes that future revenue recognition for 1999 will approximate 1998 percentages for international and domestic revenues. Within each of these main sub-segments, the product line can be further divided into new cooling towers and retrofits and repairs of existing towers.

     NEW COOLING TOWERS. New cooling tower project opportunities come from two major sources: a worldwide network of independent manufacturers representatives and internal sales personnel. Although some projects arise from past sales relationships with customers, most projects are awarded independently. In addition to its direct sales activities, the Company markets new cooling towers in a number of ways, including sponsorship of trade shows, direct mail solicitation and advertising in various trade publications.
The Company is presently developing a compact disk ("CD"), which will portray its products using interactive illustrations and animation. This CD will be distributed to engineering firms, manufacturers and specialized mailing lists in the industrial cooling tower market. The Company also maintains web pages on the worldwide web at http://www.gwtr.com and http://www.psicoolingtowers.com.

     Bids on new cooling tower projects typically range from $50,000 to $12,000,000 per project. Although the Company has bid on larger projects, the majority of projects fall within this range.

     Although there is no typical bidding process, normally the customer or a customer's agent describes the operating performance requirements of the tower. Company personnel assemble a value engineering plan for the given heat load configuration and a cost estimate for the materials, labor, and ancillary equipment to meet the specific performance criteria for the facility. Many factors affect the cost calculation, including water quality, environmental conditions, operating details, local building requirements, structural materials needed, local labor conditions and other factors which affect the cost components of the cooling tower. Some projects may be awarded to the low bidder, while others may have other performance factors as the prime criteria for contract award.

     At the time the job is awarded, final terms and conditions are negotiated including on-site dates, contract terms and conditions, financial performance, warranties and other factors defining the rights and obligations of the parties. Normal payment terms include payment upon completion of the customer engineering package which is followed by additional payments upon completion or partial completion of the material procurement/manufacturing phase and, if applicable, the erection phase.
The Company recognizes contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on some cooling towers arrangements which have both new and retrofit components are segmented between types of services, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined and the costs are incurred. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

     Cost components for new cooling towers include hardware, structural components, water distribution system, heat transfer media, air movement equipment (fans, drive shafts, gearboxes etc.), fanstacks, labor, tools, and freight. Most of the material requirements are purchased from independent outside vendors, custom fabricated for the specific project requirements and shipped directly to job sites. Some wooden and fiberglass structural materials and other components are fabricated by the Company at leased facilities.

     The customer will often require a thermal performance test and verification as part of the documentation on tower performance. Either the Company's personnel or independent third parties perform these tests. Historically, these performance tests have shown that the Company's products consistently meet or exceed performance design specifications. In addition to the performance tests described above, the Company provides a limited warranty on its products to be free from material defects for 12 months from start-up or 18 months from shipment, whichever occurs first. Management believes that there are no significant warranty issues from products placed in service since inception.

     The Company has installed environmental friendly plume-abated towers in Japan and the United States. Plume abatement features increase the selling price of the facilities and provides additional customer benefits, such as reduced damage to surrounding deciduous trees and reduction in potential liability caused by condensing water and ice in winter driving conditions. In addition to plume abatement, the Company also has successfully installed sound abated towers which decrease noise levels and sound pollution.

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

ACQUISITIONS

     On November 1, 1997, the Company acquired certain assets of Texas Cooling Tower Company ("Texas Tower"), located in Bulverde, Texas. The assets acquired included casts/dies, furniture and equipment and other inventory, for which the Company paid $70,000. The Company uses this equipment and inventory to expand its product line into complementary fiberglass cooling tower designs for specific industrial process applications.

PRODUCT RESEARCH, DESIGN AND DEVELOPMENT

     The Company leases a facility from George A. Kast, the President and principal shareholder of the Company, in Coeur d'Alene, Idaho, for its research and development requirements. The Company is evaluating various technologies related to cooling towers, heat rejection rates, water reuse, disinfection, water treatment and product design at this facility. The facility is staffed by one employee as of December 31, 1998. The Company plans to continue research and refinement programs at its facility but has no fixed research and development budget. For the fiscal years ended December 31, 1998 and 1997, the Company expended $232,657 and $147,895, respectively, for research and development.

NON-CHEMICAL WATER TREATMENT

     During fiscal 1998, the Company, through its wholly owned subsidiary Applied Water Technologies, Inc. ("AWT") (previously Advanced Oxidation Technologies, Inc.), a Nevada corporation, began offering clean water technology services to cooling tower customers. Historically, water used in cooling towers has been treated with chemicals to prevent or inhibit the formation of scale, bacteria, algae and corrosion at substantial expense. Build-up of the chemicals used in treating the water causes operating inefficiency and necessitates periodic shut-downs for cleaning. Disposal of the contaminated water poses environmental compliance issues for the Company's customers. The Company's clean water technology replaces the need for hazardous chemicals, increases operating efficiency, reduces water use by increasing recycling and increases the time between shut-downs for cleaning. It also dramatically reduces the costs associated with water discharge. Retrofits or total cooling water packages are available.

     Management believes this environmentally sound approach to the treatment of process cooling water offers many benefits to the Company's customers including reduction in water use, reduced liability from employees' handling of hazardous chemicals and reduction of pollutants being discharged. The Company will integrate the "non-chemical" water treatment service with other Company products to bring a total solution to its existing and future customers. The Company believes that this integrated "solutions" approach will be attractive to its customer base and will result in longer term contracts with potentially higher profit margins. The Company is currently marketing this concept and, during the first quarter of 1999, received its initial contract for non-chemical water treatment services for a major mid-western utility.

     On July 20, 1998, the Company entered into an exclusive licensing agreement with Electronic Descaling 2000, Inc. ("ED 2000") for the manufacturing, sales and servicing rights to a technologically advanced scale control unit. The Company will exclusively market the equipment to prevent and eliminate costly scale buildup within cooling water loops and cooling towers for various industries worldwide.

GOVERNMENTAL REGULATION

     The Company is subject to the requirements of a number of federal, state and local laws, such as the federal Occupational Safety and Health Act ("OSHA") in the erection and manufacturing of the cooling towers, the Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA"), the Environmental Protection Agency ("EPA") and various state regulatory agencies. The Company endeavors to comply with all state and federal laws and believes that it is in compliance with all applicable federal, state and local regulations applicable to it, including environmental regulations.

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

     The two largest competitors on a worldwide basis are the Marley Cooling Tower Co., a division of United Dominion Industries Limited based in the United States, and Hamon Cooling Towers, a division of the Hamon Group of Belgium. Collectively, these two companies account for approximately 40% of the worldwide industrial cooling tower market.

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

     In the area of water treatment services, the Company competes with, among others, Nalco Chemical Co. and Hercules, which are publicly traded companies. Market estimates vary extensively for the size of the worldwide water treatment market, but various sources estimates that the total size may approach $300 billion worldwide. All of the Company's competitors in the water treatment market are substantially larger in size than the Company and have greater financial, operating and other resources. These competitors have been in business for a number of years and are well established in the industry.

EMPLOYEES

     As of December 31, 1998, the Company employed 71 full time individuals in the fields of engineering, management, marketing, accounting, finance, drafting, design, project management, law and administrative support throughout its operations. There were 57 individuals at its corporate headquarters in Golden, Colorado. The Company utilizes an employment service organization to provide field personnel for its projects where the erection of the tower is within the Company's scope of work. These crews have ranged from approximately 30 to 170 individuals and fluctuates in accordance with the total number of projects requiring field installation at any given time. Only crews on selected jobs where union representation is mandatory are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

CUSTOMERS

     The Company had a major customer accounting for more than 10% of its revenues for the year ended December 31, 1998. This customer accounted for $4.8 million in recognized revenue during 1998 or 13.9% of the Company's total 1998 revenue. Additionally, the Company has two major projects with one customer included in its backlog, which represents approximately 36% of its total backlog for 1999. From time to time, the Company may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on the Company.

     The Company has experienced seasonality in the business over the past few years. In general, the fourth calendar quarter of the year has experienced higher revenues and higher operating income that the other calendar quarters. Management attributes most of this to cooling tower projects following the warmer summer months and to end of the year capital budgets of customers.

BACKGROUND

     The Company was incorporated under the name Fi-Tek VI, Inc. in the State of Delaware on July 12, 1990, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. In October 1992, the Company completed an initial public offering, receiving proceeds of $160,000 from the sale of 8,042,500 units, consisting of Common Stock and Class A and Class B Warrants (collectively, the "Warrants"). The Company's offering was subject to the Colorado Securities Act, which required the placement into escrow of 80% of the net proceeds of the offering ($93,714) until the completion of a transaction or series of transactions whereby at least 50% of the gross proceeds received from the sale of shares in the offering was committed for use in one or more specific lines of business. The escrow condition had not been satisfied as of the fourth anniversary of the initial public offering, and accordingly, the Company distributed those funds pro rata to those persons who were owners of the shares of Common Stock purchased in the offering. The expiration date of the Warrants which were included in the units sold in the public offering have been extended past their original expiration date, and will now expire April 14, 2000, unless extended.

     On September 25, 1997, the Company and PSI consummated an Agreement and Plan of Reorganization whereby the Company acquired all of the issued and outstanding common shares of PSI in exchange for the issuance of 261,382,500 shares of the Company's Common Stock and 1,000,000 shares of a newly-authorized Series A non-voting preferred stock ("Preferred Stock"). Each share of Preferred Stock is convertible into 290 shares of Common Stock upon attainment of gross annual sales of $60,000,000 for the Company and its subsidiaries (the "Company"), but only if such annual sales goal is reported not later than the due date of the Company's Annual Report on Form 10-K for the fiscal year ending in 2002, and is subject to redemption by the Company at a price of $0.0001 per share in the event the required sales level is not attained. The Company has accounted for the transaction as a reverse acquisition under the purchase method of accounting. The fiscal year of the Company was changed from June 30 to December 31 to correspond to the fiscal year of PSI.

     On November 5, 1997 and subsequent to its reverse acquisition with PSI, the Company changed its name from Fi-Tek VI, Inc. to Global Water Technologies, Inc. to reflect the Company's focus on the growing water-related market opportunities. The Company's trading symbol was also changed to "GWTR" on that date.

RISK FACTORS

     The securities of the Company are speculative in nature and involve a high degree of risk. Prospective investors should consider the following risks inherent in the Company's business:

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     The Company anticipates that it may require additional capital during calendar year 1999. The Company may raise additional capital through the private placement or public offering of its equity securities, or both.
The Company intends to file a registration statement with the Securities and Exchange Commission to enable persons holding the Company's Warrants to exercise their Warrants and receive shares of Common Stock. There can be no assurance that the Warrantholders will exercise any of the Warrants. There also can be no assurance that any capital raising efforts will be successful and result in additional capital for the Company. The failure to acquire additional funding could have a material adverse effect on the Company's ability to bid on and be awarded cooling tower projects.

GROWTH DEPENDENT ON BONDING AND BANKING CAPACITY

     The Company depends on its ability to obtain surety bonds for a certain portion of its projects. Although Management believes that the Company's bonding capacity is adequate at its current expected level of activity, there can be no assurance that an unanticipated project will exceed the Company's bonding capacity or that the bonding company may require additional collateral arrangements to extend bonds on certain projects. The failure to acquire additional bonding capacity when required could have a material adverse effect on the Company's business prospects.

     The Company depends on its banking lines of credit to fund its short term cash requirements. The expansion into new businesses along with the Company's increased level of activity could require additional or an expansion of existing banking credit lines. Although Management believes that the Company can expand its banking facilities with a number of different financial institutions, there can be no assurance that such an expansion will occur or on terms acceptable to the Company. The failure to expand the Company's current credit lines could have a material adverse effect on the Company's ability to grow its business.

PROJECT MANAGEMENT AND LABOR COSTS

     Historically, the Company has had a predominant number of projects which are fixed price contracts. The cost estimates for these projects are formulated during the bidding process. There are many factors which are included in the cost estimates including material costs, labor rates, freight estimates, seasonal inefficiencies, contingencies, engineering and miscellaneous supplies. Although the Company considers its ability to estimate costs to be good, there can be no assurance that an unanticipated cost component may adversely affect the overall job profitability.

VENDORS

      The Company's policy on suppliers and vendors is to obtain at least two qualified sources where possible to supply the components for the Company's cooling tower products. Qualifying criteria include but are not limited to quality of components, price, delivery flexibility, manufacturing scheduling and payment terms. The Company presently uses primarily one major supplier for drift eliminators, structural fiberglass and fiberglass fans; however, other suppliers of these components are available. Management believes that if necessary, similar economic terms could be negotiated with other qualified suppliers. If the Company were unable to acquire any components it required, it would adversely affect the Company's business.

MANAGEMENT OF GROWTH

     The Company's goal is to increase its sales through its current product line and expand its business into new markets, including its non-chemical water treatment service and other related products. The Company also may acquire other companies which have businesses synergistic to that of the Company. Such expansion could place a significant burden on the Company's existing resources and may require the Company to implement additional operating, manufacturing and financial controls, improve coordination among marketing, engineering, manufacturing and finance functions, increase capital expenditures and to hire additional personnel. In addition, the Company would be required to install additional reporting and management information systems for order processing, production, monitoring, inventory control and financial reporting. There can be no assurance that the Company will be able to successfully manage any substantial expansion of its business, including attracting and retaining qualified personnel. A failure to do so could have a material adverse effect on the Company's operating results.

OVERALL ECONOMIC CONDITIONS

     Although management believes that the Company is somewhat insulated because of the breadth and large number of diverse industries utilizing cooling towers, the various international markets where the Company competes and the competitive nature of its products, there can be no assurance that the overall business climate for the Company will remain favorable. Many factors influence the customer's ability to purchase needed cooling tower capital equipment including overall economic levels of activity, interest rates and other factors affecting their business. There can be no assurance that overall cooling tower demand will increase or stay the same in the future. If the demand for cooling towers decreases, it could have a material adverse effect on the Company's sales and profitability.

RISKS OF INTERNATIONAL BUSINESS

     The Company has or is engaged in projects in the Pacific Rim, North America, South America, Asia, Europe and other parts of the world. Such operations are subject to certain risks, such as changes in United States or foreign government regulatory policies, local political and economic developments, currency fluctuations, exchange controls, royalty and tax increases, retroactive tax claims, expropriation, and import and export regulations and other laws and policies of the United States affecting foreign trade, investment and taxation. In addition, in the event of any disputes arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. The Company attempts to mitigate these various risk elements through letters of credit, limiting job scope, currency risk management, local subcontractors and other methods to limit the Company's exposure. There can be no assurance that the Company will be able to manage these risk elements successfully.

POSSIBLE PROJECT CONTINGENCY

     The Company has a receivable emanating from a project performed by the Company in 1995. The total amount of the receivable is $115,000. This receivable has been fully reserved in the books and records of the Company. Discussions with the customer have not been productive. The customer has also notified the Company of a potential claim against the Company in the amount of $940,000. The customer has offered to release the Company from liability on its claim if the Company releases the customer from the Company's receivable. The Company believes the customer's claim is without merit and considers its risk of loss to be remote. Consequently, the Company has recorded no provision for loss related to the potential counterclaim. Management has not yet finalized the course of action it will pursue with respect to this matter.

REVENUE FLUCTUATIONS

     The Company has experienced seasonality in its business over the past few years. In general, the fourth calendar quarter of the year has experienced higher revenues and higher operating income than the other calendar years. Management attributes most of this increase to cooling tower projects following the warmer summer months and to end of the year capital budgets of customers.

GOVERNMENT REGULATION

     The Company's products and services are subject to regulations adopted by governmental authorities, including but not limited to OSHA, the DOT, the EPA, FAA and various state governmental agencies. Government regulations can be burdensome and may result in delays and expense to the Company. In addition, modifications to regulations could adversely affect the timing and cost of new products and services introduced by the Company. Failure to comply with applicable regulatory requirements can result in, among other things, operating restrictions and fines.

DEPENDENCE ON MAJOR CUSTOMER

     The Company had a major customer accounting for 13.9% of its revenues for the year ended December 31, 1998, but did not have a major customer accounting for more than 10% of its revenues for the year ended December 31, 1997. Additionally, the Company has two major projects with one customer included in its backlog which represents approximately 36% of its total backlog for 1999. From time to time, the Company may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on the Company.

SUBSTANTIAL COMPETITION

     There is substantial competition in all aspects of the cooling tower industry and water treatment market. Many of these competitors have been in business longer than the Company and have substantially greater personnel, financial resources and an established customer base available to them than the Company. Accordingly, there can be no assurance that the Company will be able to continue to compete with these competitors successfully.

DEPENDENCE ON PERSONNEL

     The Company employs a small group of skilled individuals to accomplish its strategic business plan. The planned operations are dependent on a limited number of personnel, including George A. Kast, (President and Chief Executive Officer), Gary L. Brown (President of PSI and General Counsel), Martin E. Hout (Chief Financial Officer), Michael A. Kast (Senior Vice President of PSI), Steven D. Adams (Vice President of Applications of PSI) and William W. Howard (Vice President of Engineering of PSI). None of these individuals are currently subject to employment agreements or employee non-compete agreements. If the Company fails to retain the services of one or more of these persons, the Company's operations may be adversely affected. The Company maintains key-man insurance on the life of George A. Kast.

DIVIDENDS

     The Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. The Company expects that future earnings, if any, will be used to finance growth. No person seeking dividend income from an investment should consider an investment in the Company.

SHARES ELIGIBLE FOR FUTURE SALE

     Of the 294,854,250 shares of the Company's Common Stock issued and outstanding as of the date of this Report, 262,811,750 shares are "restricted securities" as that term is defined under Rule 144 promulgated under the Act. Currently there is only a limited public market for the shares of the Company's Common Stock and there can be no assurance that this market will continue or be available for the sale of the Shares offered hereby. Sales of substantial amounts of shares of Common Stock by shareholders pursuant to Rule 144 or otherwise could adversely affect the then market price of the Company's securities and make it more difficult for the Company to sell equity securities in the future at a time and price which it deems appropriate. The Company is unable to predict the effect that sales made in the future under Rule 144 or otherwise may have on the then prevailing market price of the Common Stock. Nonetheless, the possibility exists that the sale of these shares may have a depressive effect on the price of the Company's Common Stock.

AUTHORIZED STOCK AVAILABLE FOR ISSUANCE BY THE COMPANY

     Under the Company's Articles of Incorporation, there are 800,000,000 authorized shares of Common Stock and 20,000,000 authorized shares of Preferred Stock. There are 294,854,250 shares outstanding of Common Stock. In regard the Preferred Stock, there are outstanding 1,000,000 shares of Series A Preferred Stock and 250 shares of Series B Preferred Stock. The remaining shares of Common Stock and/or Preferred Stock not issued or reserved for specific purposes may be issued without any action or approval of the Company's shareholders. The Company intends to file a registration statement with the Securities and Exchange Commission to enable persons holding the Company's Warrants to exercise their Warrants and receive shares of Common Stock. There can be no assurance that the Warrantholders will exercise any of the Warrants. Other than the Warrant exercise, management has no present plans, agreements or undertakings involving the issuance of such shares. Any such issuances could be used as a method of discouraging, delaying or preventing a change in control of the Company or could dilute the Investor's ownership of the Company. There can be no assurance that management will not undertake to issue such shares if it deems it appropriate to do so.

CONCENTRATION OF VOTING CONTROL

     George A. Kast and members of his immediate family own approximately 85% of the outstanding shares of Common Stock of the Company. Since the Company does not have cumulative voting, this concentration of control means that Mr. Kast, either by himself or with members of his family, will be able to elect all of the directors of the Company. Mr. Kast also will be able to shape the policies and procedures of the Company, to determine if and when any dividends are paid, and to determine the circumstances under which the Company may be sold or merged, along with other important corporate decisions.

ANTI-TAKEOVER PROVISIONS

     The Company's Board of Directors can, without obtaining shareholder approval, issue shares of Preferred Stock having rights that could adversely affect the voting power of the Common Stock. The possible issuance of shares of Preferred Stock can be used to oppose hostile takeover attempts.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Effective March 10, 1998, the Company and George A. Kast, President and CEO, entered into a triple-net lease for a 36,740 square foot office building in Golden, Colorado, for the Company's expanding office space requirements. The lease requires the Company to pay rent at a rate of $21,454 per month for the 34-month lease. Gross operating expenses for the building approximate $20,000 per month, of which Mr. Kast is personally responsible for the payment of approximately $5,000 per month, which has been paid by the Company. As of December 31, 1998, the Company has recorded a note receivable from Mr. Kast related to the operating costs of the facility for which Mr. Kast is responsible for $47,766. This note bears interest at 8% per annum and is due no later than September 30, 1999. The lease also provides Mr. Kast with the option to purchase the building on or before December 31, 2000.

     From January through March 15, 1998, at which time the Company relocated to its Golden offices as noted above, the Company's principal offices were located in Lakewood, Colorado, and consisted of approximately 12,260 square feet of office space which was occupied pursuant to a 60-month lease with an unaffiliated entity and which expires on October 31, 1999. Subsequent to December 31, 1998, the Company entered into an agreement with an unaffiliated entity to occupy these premises and relieve the Company from its existing obligation under the lease.

     The Company leases approximately 17,700 square feet from an unaffiliated entity in Denver, Colorado, which is utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment. The facility was leased from January 6, 1997, through January 5, 1998, and the Company is currently leasing the facility on a month-to-month basis. Management believes that the lease on this facility can be renewed and/or additional space secured without substantial economic implications.

     The Company leases a 5,000 square foot research and development facility in Coeur d'Alene, Idaho, from its principal stockholder, George A. Kast. The facility is subject to a lease which terminates September 30, 2001. The lease terms obligate the Company to a monthly payment of $1,238. During 1998, the Company paid Mr. Kast $14,856 for this facility.

     Management believes that the Company's insurance policies provide adequate coverage for the contents at all facilities. The lessor of each of the Company's leased facilities is responsible for the building structure itself. The Company could have material adverse consequences if its facilities were destroyed by fire or other disaster.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of shareholders was held on June 30, 1998. Information concerning the matters considered and approved by the shareholders, and the vote thereon, was reported in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

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

                                                       High           Low
                                                        Bid           Bid
                                                        ---           ---
     1997 Fiscal Year
     ----------------

     First Quarter . . . . . . . . . . . . . . . . .    $.01          $.01


     Second Quarter. . . . . . . . . . . . . . . . .    $.01          $.01

     Third Quarter . . . . . . . . . . . . . . . . .    $.08          $.01

     Fourth Quarter. . . . . . . . . . . . . . . . .    $.08          $.04

     1998 Fiscal Year
     ----------------

     First Quarter . . . . . . . . . . . . . . . . .   $.135         $.03125

     Second Quarter. . . . . . . . . . . . . . . . .   $.135          $.06

     Third Quarter . . . . . . . . . . . . . . . . .   $.065          $.04

     Fourth Quarter. . . . . . . . . . . . . . . . .    $.05         $.035

     1999 Fiscal Year
     ----------------

     First Quarter (through March 20, 1999). . . . .   $.075          $.05

     On March 12, 1999, the last reported bid and asked prices for the Common Stock were $0.075 and $0.11, respectively. No quotations are available for the Class A and Class B Warrants.

HOLDERS

     As of March 1, 1999, the Company had 67 holders of record of the Company's Common Stock.

DIVIDENDS

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

RECENT SALES OF UNREGISTERED SECURITIES

     In October 1998, the Company issued 804,250 shares of its Common Stock, 804,250 Class A Warrants, exercisable at $.12 per share, and 804,250 Class B Warrants, exercisable at $.20 per share, to three persons pursuant to the exercise of stock purchase warrants granted in October 1997. The Company received proceeds from the exercise of the warrants of $19,302. No underwriters were involved in the sale of the shares, and no commissions were paid. The Company claims the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Global Water Technologies, Inc. (the "Company"), primarily through its wholly owned subsidiary, Psychrometric Systems, Inc. ("PSI"), is in the business of designing, selling, manufacturing and building industrial cooling towers, repairs and maintenance in the retrofit of existing industrial cooling towers and cooling tower components for these and similar facilities. The Company primarily markets its products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Commonwealth Edison, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel and other large corporations around the world.

     The Company derives revenue from the following principal sources: new cooling tower sales, retrofits to existing cooling tower repair projects and spare parts and supplies to existing cooling tower customers. The Company custom designs and constructs wooden, fiberglass and concrete towers for its customer base worldwide.

     The Company recognizes revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on selected projects where there are both repair and new tower components are segmented between the two distinct phases and accordingly, gross margin related to each activity is recognized as those separate phases are completed using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

     On November 11, 1998, the Board of Directors approved the Company's decision to change, retroactive to January 1, 1998, its application of the percentage of completion method of accounting for revenues and costs of long-term contracts related to new cooling towers.

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

     As a result of this change, to which the Company's independent public accounting firm concurs, the Company recorded a one-time extraordinary charge to income as of January 1, 1998. The amount of this charge, amounting to $754,296 net of the related tax effect of $593,119, is reflected as a cumulative effect of a change in an accounting principle on the attached income statement. SEE Note 16 in the notes to the financial statements for the Pro-Forma quarterly 1998 operating results.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total revenues were derived from engineering, equipment, installation, retrofits and spare parts of cooling towers. For the year ended December 31, 1998, total tower revenue increased 85.8% to $34,734,340 as compared to $18,697,292 for the year ended December 31, 1997. International revenues comprised 15.1% of total revenues in 1998 versus 20.2% in 1997, with such decrease resulting from an increased proportion of domestic projects in the total revenue mix.

     Contracts awarded ("bookings") during 1998 increased 119.9% to $53,142,019 from $24,163,772 in 1997. These amounts included international bookings of $3,470,882 in 1998 (6.5% of total) and $8,749,532 in 1997
(36.2% of total). The amount in 1997 included a contract of $4.2 million removed from the backlog in 1998. Management believes that foreign opportunities will continue to play an important role in future periods and that the Company will not be adversely affected by the current economic conditions in Asia. The increase in bookings awarded is due to an overall increase in the number of projects won, an increase in the average dollar amount of the contract awarded, and increased selling expenses to take advantage of market opportunities. Backlog increased from $11,606,245 at December 31, 1997 to $27,155,058 at December 31, 1998.

     The Company's cost of sales increased 105.3% from $13,547,484 in 1997 to $27,816,337 in 1998. As a percentage of revenues, cost of sales increased from 72.5% in 1997 to 80.1% in 1998. The absolute increase in cost of sales resulted from a 85.8% increase in corresponding revenues and additional cost allocations from selling, general and administrative expenses to project costs related to the accounting change described above. Management believes these additional allocations more accurately reflect the personnel resources expended directly due to project requirements. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 18.1% from $4,031,159 in 1997 to $4,762,328 in 1998. As a percentage of revenues, these expenses decreased from 21.6% in 1997 to 13.7% in 1998. The additional project allocations described above are the main reason for the decrease as a percentage of revenues. As a percentage of new bookings which increased 119.9%, these expenses decreased from 16.7% in 1997 to 9.0% in 1998. In support of greater bookings, the overall increase in selling, general and administrative expense primarily occurred in two areas. The first was in personnel related costs, primarily from an increase in number of staff. The second occurred in such areas as travel related to international sales opportunities and increased participation in national and international trade shows and additional facility costs. Management believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Research and development costs increased 57.3% to $232,657 in 1998 from $147,895 in 1997. These costs include the research and development facility in Idaho and the expenses associated with the Company's diversification effort into water treatment and water purification.

     Operating income, based on the explanations noted above, increased 98.1% from $970,754 or 5.2% of revenues in 1997 to $1,923,218 or 5.5% of revenues in 1998.

     Other income and expense primarily consisted of interest expense, which increased 28.0% to $157,520 in 1998 from $123,072 in 1997, related to the Company's various debt financings. Income taxes increased from $273,878 with an effective tax rate of 32.4% in 1997 to $777,569 with an effective tax rate of 44% in 1998.

     Net income before the cumulative effect of change in accounting principle and preferred stock dividend increased 73.3% from $570,982 in 1997 to $989,309 in 1998. Both basic and fully diluted income per share decreased from $0.002 in 1997 to $0.001 in 1998.

     The Company's export sales were $5,241,036 and $3,777,426 for the fiscal years 1998 and 1997, respectively. Management believes that the importance of the international segment will continue to grow as the Company's revenue base expands.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had working capital of $1,941,495 as compared to working capital of $1,223,939 at December 31, 1997. The working capital increase is mainly due to a net increase in accounts receivable due to increased revenue volume offset by a corresponding increase in accounts payable and accrued liabilities from December 31, 1997 to December 31, 1998. The Company's cash flow provided by and used in its operating, investing and financing activities are summarized as follows:

                                            Year Ended December 31
                                           ------------------------
                                              1998           1997
                                              ----           ----

          Operating activities             $  303,953     $  484,098
          Investing activities                (52,255)      (191,172)
          Financing activities              1,380,714       (235,627)
                                           ----------     ----------
          Net increase in cash             $1,632,412     $   57,699
                                           ==========     ==========

     The Company's capital requirements for its continuing operations consist of its general working capital needs, increased lease obligations as described in ITEM 2. DESCRIPTION OF PROPERTY, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities in the future will continue to provide cash even though the investment in receivables, inventory and costs and estimated earnings in excess of billings is expected to increase as sales volume increases. The Company tries to minimize its investment in these working capital components, but as sales and backlogs increase, management believes that these investments will also increase.

     Scheduled principal payments on term loans will total $1,036,159 during the fiscal year ended December 31, 1999 with Norwest Bank and other financial institutions. A portion of the term loans outstanding is guaranteed by the Small Business Administration and subjects the Company to certain financial covenants. These covenants include minimum net worth requirements, limitations on capital withdrawals from the Company and collateral claims on substantially all of the Company's assets. In March 1998, the Company secured two additional financings through Norwest Bank, Lakewood, CO. These included (a) a $475,000 Small Business Administration 75% guaranteed loan maturing in June 2003 and (b) a $1,000,000 Export-Import Bank 90% guaranteed credit agreement (primarily related to eligible foreign accounts receivable and inventory) maturing in March 1999. Both financings bear interest at 1.0% above prime rate. The total amount of the Small Business Administration guaranteed term loan outstanding at December 31, 1998 was $532,733. Principal payments of $8,334 and $7,917 plus interest on the outstanding balances are due and payable each month. Interest is calculated at the prime rate of interest plus one percent. The prime rate will change periodically as economic conditions in the general economy fluctuate. At December 31, 1998, the interest rate used for interest payments was 7.25%. The bank has the right to accelerate payment on any or all of the principal outstanding if the financial covenants are not maintained. If the bank exercised this right, it would have a material adverse effect on the Company and its financial position.
As of December 31, 1998, all financial covenants have been maintained.

     The Company has a revolving line of credit with Norwest Bank in the amount of $1,275,000 of which $750,000 was outstanding at December 31, 1998. The line of credit bears interest at a rate of 7.25% rate and bears no annual commitment fee. The line of credit is due January 3, 2000. The line of credit and the SBA term loan above are secured by cash collateral of $742,867 at December 31, 1998, of which the entire amount is pledged by Michael A. Kast, one of the Company's stockholders. As compensation for pledging the cash collateral, the Company pays additional interest to Michael A. Kast. See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Management believes that the Company's short-term debt can be refinanced at comparable or better terms when the debt becomes due.

     The Company has various loans secured by Company vehicles. At December 31, 1998, the total amount outstanding was $97,502 for eight individual bank obligations. The short-term principal payments obligations for the fiscal year ended December 31, 1999 will be $48,147 for these loans.

     In total, as of December 31, 1998, the Company had outstanding loans from commercial lenders of $2,173,235 and had $32,000 outstanding in letters of credit. The unused availability under the line-of-credit as of this date was $700,000.

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

     Management has determined that the mission critical systems for the Company include its accounting software system, application packages and its estimating system used for project bids. The accounting software package has been upgraded by the vendor and is Y2K compliant. Vendors for application packages have stated that all known Y2K issues have been remediated. The estimating system does not employ date stamps for its internal functionality. Although hardware systems utilized by the Company may experience some system failure due to hardwire coding, management believes the replacement of these systems would not cause material adverse impacts on the Company.

Contingency plans include replacement of selected operating systems and other hardware replacement to prevent material adverse consequences.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements set forth on pages F-1 to F-20 of this Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company's principal independent accountants did not resign or decline to stand for re-election nor were they dismissed during the Company's two most recent fiscal years. The Company's financial statements for the years ended December 31, 1998 and 1997 were audited by Comiskey and Company, P.C. There were no disagreements between the Company and its principal independent accountants, Comiskey and Company, P.C.

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following sets forth certain information with respect to the officers and directors of the Company.

Name              Age  Position                    Officer or Director Since
----              ---  --------                    -------------------------

George A. Kast    41   President, Chief Executive              1997
                       Officer and Chairman of the
                       Board

Gary L. Brown     42   General Counsel and a Director          1997

Martin E. Hout    43   Chief Financial Officer and Treasurer   1999

Kelli C. Kast     32   Secretary and Associate General         1999
                       Counsel

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

     GEORGE A. KAST, the founder, officer and director of PSI, has been an officer and director of the Company since the Company's acquisition of PSI in September 1997. Prior to forming PSI, from 1983 to 1992, Mr. Kast was the vice-president of GEA/Thermal-Dynamic Towers, Inc. ("TDT"), Lakewood, Colorado, where he was responsible for all marketing activities and directly experienced in design and project management of cooling towers, including the design and creation of the pultruded fiberglass structural cooling towers.

     GARY L. BROWN has been Chief Operating Officer and General Counsel of PSI since 1996 and became a director of the Company when the Company acquired PSI in September 1997. From 1993 to 1996, he was the general counsel of Fischbach Corporation, which included Fischbach & Moore, Natkin & Company, Ficon Corporation and Fischbach Power Services, among others. Prior to joining the Fischbach companies, Mr. Brown was engaged in private practice for ten years with the firm of Gorsuch, Kirgis, Campbell, Walker & Grover in Denver, Colorado. Mr. Brown received a

B.S.J. degree from the University of Kansas in journalism in 1979 and a J.D. degree from Washburn University in 1983.

     MARTIN E. HOUT has been employed by PSI since 1995 and was named as the Chief Financial Officer and Treasurer of the Company in January of 1999. Prior to his association with PSI, he was the president of International Consulting Associates, Inc., Lakewood, Colorado, from 1994 to 1995, and from 1993 to 1994, a financial officer at GAC Technologies, a manufacturing subsidiary of Golden Aluminum Co., a subsidiary of ACX Technologies, Inc., Golden, Colorado. From 1988 to 1993, he held various positions including planning manager and controller of a subsidiary of Golden Aluminum Co. Mr. Hout received a B.A. degree from the University of Illinois in 1979 and a M.B.A. degree in international finance from the University of Denver in 1991. He is a certified public accountant in Colorado and Illinois.

     KELLI C. KAST joined the Company as Associate General Counsel in 1997. From 1996 to joining the Company, Ms. Kast was employed in the legal department of Boise Cascade Company, Boise, Idaho. Ms. Kast received a B.A. degree from the University of Idaho in 1988 and a J.D. degree from the University of South Dakota in 1995.

     The Company presently has no audit/systems committee nor a compensation committee.

SIGNIFICANT EMPLOYEES

     The following employees make a significant contribution to the business of the Company.

     MICHAEL A. KAST, age 42, has been the director of projects and a director of PSI since 1993. He is currently a senior vice president of PSI. From 1983 to 1992, he was the founder and former president of TDT. He is responsible for all of the Company's business activities including labor, project management, erection, reconstruction and new towers.

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

     WILLIAM W. HOWARD, age 41, was structural design manager for TDT from 1990 to 1993 when he joined PSI. In 1991, he was the committee chairman for the Redwood, Douglas Fir and Fastener Specifications Standards committee of the Cooling Tower Institute. As vice president of engineering of PSI, his responsibilities include the analysis and design of all structural members and joints, proposal reviews, project engineer and directing new tower project managers. He received a B.S. degree in architectural engineering, structures from the University of Colorado in 1982.

     TIMOTHY P. KAST, age 34, has been the director of research and technology at PSI's Coeur d'Alene facility in Idaho since 1993. From 1990 to 1993, he was the chief engineer and project designer for TDT where he led an interdisciplinary team of engineers in the development, design, analysis, field support and testing of industrial evaporative cooling towers and assorted equipment. He is currently vice president of technology for Advanced Oxidation Technologies, Inc. He received a B.S. degree and a M.S. degree in chemical engineering in 1986 and 1989 from the University of Idaho and is pursuing his Ph.D. in chemical engineering from the same institution.

FAMILY RELATIONSHIPS

     The following family relationships exist between and among the officers and directors of the Company: George A. Kast is the brother of Kelli C. Kast, and Kelli C. Kast is the sister-in-law of Gary L. Brown.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 1998:

                                                       Long-Term
                                                   Compensation Awards
                                                   -------------------
                       Annual Compensation ($$)   Restricted
Name and               ------------------------     Stock     Options        Other
Position            Year    Salary     Bonus       Awards(4)  & SARs(4)   Compensation
--------            ----    ------     -----       ------     ------      -------------

George A. Kast,     1998   $172,500    $ 75,137      -0-        -0-         $ 14,856(1)
President and Chief 1997   $166,438    $  7,023      -0-        -0-         $ 13,618(1)
Executive Officer   1996   $124,000    $ 46,368      -0-        -0-         $  4,926(1)

Gary L. Brown       1998   $145,000    $ 25,137      -0-        -0-              -0-
Director            1997   $125,000    $ 25,000      -0-        -0-              -0-
                    1996   $125,000(2) $    791(3)   -0-        -0-              -0-

__________________________
(1) Represents rental payments made to Mr. Kast for the Coeur d'Alene research and development center.
(2)  Mr. Brown joined PSI in April 1996; thus, salary shown is annualized.
(3) PSI issued Mr. Brown 408 shares of PSI's common stock (which was exchanged for 5,233,807 shares of the Company's Common Stock and 20,023 shares of the Company's preferred stock) as a bonus upon his employment by PSI in 1996.
(4)  No long-term compensation was awarded.

COMPENSATION OF DIRECTORS

     STANDARD ARRANGEMENTS. Members of the Company's Board of Directors are not compensated in their capacities as Board Members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company.

     OTHER ARRANGEMENTS. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 1998, for services as a director.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     None of the Company's officers presently have employment agreements with the Company.

1998 STOCK OPTION PLAN

     On May 20, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") which provides for the issuance of options to purchase up to 30,000,000 shares of Common Stock to employees, officers, directors and consultants of the Company and its subsidiaries. The Plan was ratified by the Company's shareholders at the Company's Annual Meeting of Shareholders on June 30, 1998. No options were granted under the Plan as of December 31, 1998. Unless sooner terminated, the Plan will expire on May 31, 2000.

     The purposes of the Plan are to encourage stock ownership by employees, officers, directors and consultants of the Company so that they may acquire or increase their proprietary interest in the Company, to (i) induce qualified persons to become employees or officers of or consultants to the Company; (ii) compensate employees, officers, directors and consultants for past services to the Company; and (iii) encourage such persons to become employed by or remain in the employ of or otherwise continue their association with the Company and to put forth maximum efforts for the success of the business of the Company.

     The Plan states that it is not intended to be the exclusive means by which the Company may issue options or warrants to acquire its Common Stock, stock awards or any other type of award. To the extent permitted by applicable law, the Company may issue any other options, warrants or awards other than pursuant to the Plan without shareholder approval.

     The Plan is administered by a Committee consisting of the Board of Directors or Compensation Committee, if appointed. At its discretion, the Committee may determine the persons to whom options may be granted and the terms thereof. As noted above, the Committee may issue options to the Board.

     The terms of any options granted under the Plan are not required to be identical as long as they are not inconsistent with the express provisions of the Plan. In addition, the Committee may interpret the Plan and may adopt, amend and rescind rules and regulations for the administration of the Plan.

     Options may be granted as incentive stock options ("Incentive Options") intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (the "Code"), or as non-qualified stock options ("Non-Qualified Options") which are not intended to so qualify. Only employees of the Company are eligible to receive Incentive Options. The period during which options may be exercised may not exceed ten years. The exercise price for Incentive Options may not be less than 100% of the fair market value of the Common Stock on the date of grant; except that the exercise price for Incentive Options granted to persons owning more than 10% of the total combined voting power of the Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant and may not be exercisable for more than five years. The exercise price for Non-Qualified Options may not be less than 85% of the fair market value of the Common Stock on the date of grant. The Plan defines "fair market value" as the last sale price of the Company's Common Stock as reported on a national securities exchange or on the NASDAQ or, if the quotation for the last sale reported is not available for the Company's Common Stock, the mean between the highest bid and lowest asked prices of the Company's Common Stock as reported by NASDAQ or on the electronic bulletin board or, if none, the National Quotation Bureau, Inc.'s "Pink Sheets" or, if such quotations are unavailable, the value determined by the Committee or the Board of Directors in accordance with its discretion in making a bona fide, good faith determination of fair market value.

     The Plan contains provisions for proportionate adjustment of the number of shares issuable upon the exercise of outstanding options and the exercise price per share in the event of stock dividends, recapitalization resulting in stock splits or combinations or exchanges of shares.

     In the event the Company is the surviving corporation in any merger or consolidation, the holder of any option or award granted under the Plan shall have the right to exercise such option (at its then current Option Price) or award for the kind and amount of shares of stock subject to the option or award prior to the merger or consolidation. All options and awards granted under the Plan will terminate in the event of a dissolution or liquidation of the Company not involving a transaction with another company as described below.

     In the event of shareholder approval of (i) a merger or consolidation in which the Company is not the surviving entity (except for a change of domicile), (ii) the sale, transfer or other disposition of all or substantially all the Company's assets and the complete liquidation or dissolution of the Company or (iii) any reverse merger in which the Company is the surviving entity but in which the holders of more than 50% of the total voting securities of the Company are held by a person or persons different from those who held such securities immediately prior to such merger, the Committee may provide for the automatic acceleration of one or more of the outstanding options or awards. Upon the consummation of such a transaction, all options shall, to the extent not previously exercised, terminate and cease to be outstanding.

     Except as otherwise provided under the Plan, an option may not be exercised unless the recipient then is an employee, officer or director of or consultant to the Company or a subsidiary of or parent to the Company, and unless the recipient has remained continuously as an employee, officer or director of or consultant to the Company since the date of grant of the option.

     If an optionholder ceases to be an employee, officer or director of, or consultant to, the Company or a subsidiary of the Company (other than by reason of death or permanent disability), other than for cause, the holder may exercise any options or Stock Appreciation Rights ("SARs") that are vested but unexercised on the date his or her service is terminated until the earlier of (i) 90 days after the date of termination of service, or
(ii) the expiration date of the options or SARs. However, termination of employment at any time for cause immediately terminates all options or SARs held by the terminated employee. If termination is by reason of disability, however, the holder may exercise his or her options or SARs until the earlier of (i) 12 months after the termination of service, or
(ii) the expiration of the term of the option or SAR. If the holder dies while in service to the Company, the holder's estate or successor by bequest or inheritance may exercise any options or SARs that the holder was entitled to exercise on the date of his or her death at any time until the earlier of (i) the period ending three months after the holder's death, or (ii) the expiration of the term of the option or SAR.

     Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, or the rules thereunder. Options may be exercised, during the lifetime of the recipient, only by the recipient and thereafter only by his legal representative.

     The Committee may suspend, terminate, modify or amend the Plan, except that, without shareholder approval, the Board may not (i) increase the maximum number of shares of Common Stock subject to the Plan (except in the case of certain organic changes to the Company), (ii) reduce the exercise price at which options may be granted or the exercise price for which any outstanding options may be exercised, (iii) extend the term of the Plan,
(iv) change the class of persons eligible to receive options or awards under the Plan, or (v) materially increase the benefits accruing to participants under the Plan. In addition, the Committee or the Board may not, without the consent of the optionholder, take any action that disqualifies any option previously granted under the Plan for treatment as an Incentive Stock Option or which adversely affects or impairs the rights of the optionholder of any outstanding option. Notwithstanding the foregoing, the Board may amend the Plan from time to time as it deems necessary in order to meet the requirements of any amendments to Rule 16b-3 under the Securities Exchange Act without the consent of the shareholders of the Company.

     SARs will entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the price on the date the SAR was granted or became effective to the market value of the Common Stock on the date first exercised or surrendered. The Committee or the Board may determine such other terms, conditions or limitations, if any, on any Awards granted pursuant to the Plan.

OPTION/SAR GRANTS

     No options were granted during the fiscal year ended December 31, 1998.

OPTION/SAR EXERCISES AND YEAR END OPTION VALUES

     Not applicable.

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

Name and Address                  Amount and Nature of
of Shareholder                  Beneficial Ownership (1)    Percent of Class
--------------                  ------------------------    ----------------

George A. Kast                        228,375,858                 77.5%
1767 Denver West Boulevard
Golden, Colorado  80401

Gary L. Brown                           5,233,807                  1.8%
1767 Denver West Boulevard
Golden, Colorado  80401

Kelli C. Kast                           2,934,250(2)               1.0%
1767 Denver West Boulevard
Golden, CO 80401

All Directors and Executive           236,543,915                 80.2%
Officers as a group (3 persons)

__________________________
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Includes 400,000 shares owned by Ms. Kast's spouse to which she disclaims dispositive power.

CHANGES IN CONTROL

     There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     In January 1994, Michael A. Kast, a stockholder of PSI, pledged certificates of deposit in the amount of $500,000 to a bank to secure a credit line for the Company. In consideration for such pledge, PSI agreed to pay Michael A. Kast interest at an annual rate of 7.65% for one year.
In August 1994, the Company paid Michael A. Kast $5,000 and issued him 200 shares of PSI's preferred stock as additional consideration for pledging the loan collateral. This preferred stock was redeemed in 1997. The collateral balance as of December 31, 1998 was $742,867. The total amount of interest paid by the Company was $48,784 and $48,784 for the years ended December 31, 1997 and 1998, respectively.

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

     In December 1998, George A. Kast signed a note payable to the Company for $47,766 with interest at 8% per annum related to the lease obligation and the related expenses for the portion of the building facility not utilized by the Company. The note is due no later than September 30, 1999.

     George A. Kast has personally guaranteed the Company's obligations (approximately $1,225,000 and $1,776,000 as of December 31, 1997 and 1998,
respectively) with financial institutions, including the Company's SBA term loan. In addition, as of December 31, 1997 and 1998, Mr. Kast had personally guaranteed approximately $4,200,000 and $16,600,000, respectively, of Company obligations with bonding companies.

     In March 1998, the Company and George A. Kast entered into a lease for a 36,700 square foot office building in Golden, Colorado, for the Company's principal offices. The lease requires the Company to pay rent at a rate of $21,454 per month for the 34-month lease. Gross operating expenses for the building approximate $20,000 per month, of which Mr. Kast is personally responsible for the payment of approximately $5,000 per month, which has been paid by the Company. As of December 31, 1998, the Company has a note receivable from Mr. Kast related to the operating costs of the building for which Mr. Kast is responsible in the amount of $47,766. The note bears interest at 8% per annum and is due September 30, 1999. The building lease also provides Mr. Kast with the option to purchase the building on or before December 31, 2000.

     On August 13, 1998, the Company designated 1,000 shares of its authorized but unissued Preferred Stock as Series B non-voting and non-convertible Preferred Stock. Each share of Series B Preferred has a redemption value of $1,000 per share, and a dividend rate of $80 (8%) per share. Shares of Series B Preferred are automatically redeemable by the Company on December 31, 2003.

The Company issued 250 shares of Series B Preferred Stock to George A. Kast in consideration of a cash payment of $250,000.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Form 10-KSB:

          Consolidated Financial Statements of Global Water Technologies, Inc.:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets - December 31, 1998 and 1997

          Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

          Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements - December 31, 1998
          and 1997

          Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

 Exhibit
 Number   Description
--------  -----------

  3.1     Certificate of Incorporation,  dated July 12, 1990 (1)

  3.2 Certificate of Designations of Preferred Stock (Series A), filed with the State of Delaware on September 25, 1997 (4)

  3.3 Certificate of Amendment to the Certificate of Incorporation, filed with the State of Delaware on November 5, 1997 (4)

  3.4     Bylaws (2)

  3.5     Amendment to the Bylaws, dated September 12, 1997 (4)

  3.6 Certificate of Amendment to the Designation of Preferred Stock (Series B), filed with the State of Delaware on December 29, 1998.

  10.1 Plan and Agreement or Reorganization, dated September 12, 1997, between the Registrant and Psychrometric Systems, Inc. (3)

  10.2 Lease Agreement, dated September 21, 1994, between Psychrometric Systems, Inc. and Golden Hill Partnership (4)

  10.3 Lease Agreement, dated December 27, 1996, between Psychrometric Systems, Inc. and N. R. Petry Co. (4)

  10.4 Lease Agreement, dated October 1, 1996, between George A. Kast and Psychrometric Systems, Inc. (4)

  10.5 Sublease Agreement, dated March 10, 1998, by and between The Coleman Company, Inc., Global Water Technologies, Inc. and George
          A. Kast (4)

  10.6    1998 Stock Option Plan

  21      Subsidiaries of the Company

  27      Financial Data Schedule
__________________________
(1) Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (No. 33-37513-D).
(2) Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-18 (No. 33-37513-D).
(3) Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.
(4) Incorporated by reference to the Exhibit by the same number to the Registrant's Annual Report on form 10-KSB for the fiscal year ended December 31, 1997.

     (b) During the quarter ended December 31, 1998, no Current Reports on Form 8-K were filed by the Company.

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


Date:  March 23, 1999                   GLOBAL WATER TECHNOLOGIES, INC.

                                             By /s/ George A. Kast
                                               -------------------
                                             George A. Kast,
                                             Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures           Title                                  Date
----------           -----                                  ----

 /s/ George A. Kast  President, Chief Executive Officer,    March 23, 1999
-------------------- (Principal Executive Officer) and
George A. Kast       Chairman of the Board


 /s/ Martin E. Hout  Chief Financial Officer                March 23, 1999
-------------------- (Principal Financial Officer)
Martin E. Hout


 /s/ Kelli C. Kast   Secretary                              March 23, 1999
--------------------
Kelli C. Kast


 /s/ Gary L. Brown   Director                               March 23, 1999
--------------------
Gary L. Brown

                     Index to Financial Statements
                     -----------------------------

            GLOBAL WATER TECHNOLOGIES, INC. AND SUBSIDIARIES



Report of Comiskey and Company, P.C. Independent Certified
     Public Accountants. . . . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Statements of Operations
     For Years Ended December 31, 1998 and 1997. . . . . . . . . . . .F-3

Consolidated Balance Sheets As of December 31, 1998 and 1997 . . . . .F-4

Consolidated Statements of Cash Flows
     For Years Ended December 31, 1998 and 1997. . . . . . . . . . . .F-5

Consolidated Statements of Stockholders' Equity
     For the Years ended December 31, 1998 and 1997. . . . . . . . . .F-6

Notes to Consolidated Financial Statements
     December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . .F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Global Water Technologies, Inc.

We have audited the consolidated balance sheets of Global Water Technologies, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Global Water Technologies, Inc. as of December 31, 1998 and 1997 and the results of its operations, cash flows, and changes in stockholders' equity for each of the years then ended in conformity with generally accepted accounting principles.

Denver, Colorado
February 12, 1999

                                             COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                     GLOBAL WATER TECHNOLOGIES, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1998 and 1997

                                                     1998            1997
                                                     ----            ----
Net revenues:
   United States                               $  29,486,771   $  14,919,866
   International                                   5,247,569       3,777,426
                                               -------------   -------------
     Total revenues                               34,734,340      18,697,292
                                               -------------   -------------

Costs and expenses:
   Cost of sales                                  27,816,137      13,547,484
   Selling, general and administrative             4,762,328       4,031,159
   Research and development                          232,657         147,895
                                               -------------   -------------
     Total costs and expenses                     32,811,122      17,726,538
                                               -------------   -------------

Operating income                                   1,923,218         970,754

Other income (expense):
   Interest expense, net                            (157,520)       (123,072)
   Other, net                                          1,180          (2,822)
                                               -------------   -------------

Income before income taxes                         1,766,878         844,860

Income taxes                                         777,569         273,878
                                               -------------   -------------

Net income before preferred dividend                 989,309         570,982

Preferred stock dividend                               7,640             -
                                               -------------   -------------

Net income (including the effect of a
   change in accounting principle for
   the current year)                                 981,669         570,982

Cumulative effect of a change in an
   accounting principle - net of
   $ 593,119 of related tax effect                  (754,296)            -
                                               -------------   -------------

Net income available for common
   shareholders                                $     227,373   $     570,982
                                               =============   =============

Income per share:
   Basic weighted average shares
   outstanding                                   294,251,063     270,014,801
   Basic income per share - prior to
   accounting change                                   0.003           0.002
   Cumulative effect of accounting change             (0.002)            -
                                               -------------   -------------
   Basic income per share available
   for common                                  $       0.001   $       0.002
                                               =============   =============

   Fully diluted weighted average shares
   outstanding                                   294,251,063     270,126,740
   Fully diluted income per share -
   prior to accounting change                          0.003           0.002
   Cumulative effect of accounting change             (0.002)            -
                                               -------------   -------------
   Fully diluted income per share              $       0.001   $       0.002
                                               =============   =============

The accompanying notes are an integral part of the financial statements.

                    GLOBAL WATER TECHNOLOGIES, INC.

                      CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1998 and 1997

                                                     1998            1997
ASSETS
------
Current assets:
   Cash and cash equivalents                   $   1,751,299   $     118,887
   Trade accounts receivable, net of
     allowance for doubtful accounts of
     $134,169 and $50,000, respectively            8,205,563       3,937,645
   Other receivables                                 111,365          16,097
   Costs and estimated earnings in excess
     of billings on uncompleted contracts          3,623,538       2,695,782
   Income taxes receivable                            60,960          34,995
   Inventories                                       318,458         380,128
   Prepaid expenses                                  164,304         126,031
                                               -------------   -------------
       Total current assets                       14,235,487       7,309,565
                                               -------------   -------------

Property and equipment, net                          625,309         604,578
Intangibles, net of amortization                      41,246          52,250
Deposits                                             106,020          13,086
Restricted assets, certificate of deposit                ---         222,836
                                               -------------   -------------
                                               $  15,008,062   $   8,202,315
                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt        $   1,036,159   $     137,865
   Accounts payable                                7,366,472       4,685,568
   Accrued liabilities                             1,884,950         638,821
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                                     1,686,168         499,594
   Income taxes payable                              213,611             ---
   Deferred income taxes                             106,632         123,778
                                               -------------   -------------
       Total current liabilities                  12,293,992       6,085,626
                                               -------------   -------------

   Long-term debt                                  1,137,076         923,958
   Deferred income taxes                              78,005         190,417

Stockholders' equity:
   Preferred stock, 0.00001 par value,
     20,000,000 shares authorized; 1,000,000
     shares issued and outstanding; stated at
     redemption value of $ 0.0001                        100             100
   Preferred stock, no par, 1,000 shares
     authorized; 250 shares issued and
     outstanding as of  December 31, 1998
     only; stated at redemption value of
     $ 1,000                                         250,000             ---
   Common stock, 0.00001 par value;
     800,000,000 shares authorized;
     94,854,250 and 294,050,000 shares
     issued and outstanding, respectively              2,948           2,940
   Capital in excess of par value                    541,918         522,624
   Retained earnings                                 704,023         476,650
                                               -------------   -------------
       Total stockholders' equity                  1,498,989       1,002,314
                                               -------------   -------------
                                               $  15,008,062   $   8,202,315
                                               =============   =============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               For Years Ended December 31, 1998 and 1997


                                                     1998            1997
                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income available for common
       shareholders                            $     227,373   $     570,982
   Adjustments to reconcile net income
       to net cash provided by
       operating activities:
     Depreciation                                    174,712         142,223
     Amortization                                     11,004           2,750
     Loss on disposition of fixed assets              31,883            ---
     Increase (decrease) in deferred
       income taxes                                 (129,558)        308,059
     (Increase) decrease in working capital:
       Trade accounts receivable                  (4,267,918)       (934,717)

       Other receivables                             (47,502)         36,337

       Costs and estimated earnings in
         excess of billings on uncompleted
         contracts                                  (927,756)       (709,619)
       Income taxes receivable                       (25,965)        (34,995)
       Inventories                                    61,670        (216,312)
       Prepaid expenses                              (38,273)        (14,184)
       Deposits                                      (92,934)         (3,990)
       Accounts payable                            2,680,903         984,669
       Income taxes payable                          213,611        (167,513)
       Accrued liabilities                         1,246,129         173,793
       Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                 1,186,574         347,015
                                               -------------   -------------
           Net cash provided by
            operating activities                     303,953         484,498
                                               -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in certificate of deposit              222,836         (11,467)
   Purchase of property and equipment               (227,325)       (174,705)
   Purchase of intangibles                              ---           (5,000)
   Issuance of stockholder loan                      (47,766)            ---
                                               -------------   -------------
           Net cash (used in)
            investing activities                     (52,255)       (191,172)
                                               -------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net changes on the lines-of-credit                798,000        (103,267)
   Issuance of common stock                           19,302           5,604
   Issuance (redemption) of preferred stock          250,000          (2,000)
   Proceeds from issuance of debt                    496,378            ---
     Repayment of debt                              (182,966)       (135,964)
                                               -------------   -------------
           Net cash (used in)
            financing activities                   1,380,714        (235,627)
                                               -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          1,632,412          57,699
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         118,887          61,188
                                               -------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR         $   1,751,299   $     118,887
                                               =============   =============

Supplemental cash flow disclosures - The effect of a certain $50,000 non-cash financing transaction related to a non-compete agreement for common stock in the Company was excluded from the consolidated cash flows for the year ended December 31, 1997. Cash paid for interest was $167,420 and $141,598 for the years ended December 31, 1998 and 1997, respectively.
Cash paid for income taxes was $176,547 for the year ended December 31, 1998.

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years ended December 31, 1998 and 1997


                                      PREFERRED STOCK
                  PREFERRED STOCK       SERIES A & B          COMMON STOCK      CAPITAL IN  RETAINED
                  ---------------     ---------------         ------------      EXCESS OF   EARNINGS
                  SHARES   AMOUNT   SHARES      AMOUNT    SHARES        AMOUNT  PAR VALUE   (DEFICIT)   TOTAL
                  ------   ------   ------      ------    ------        ------  --------    --------    -----
BALANCE,
JANUARY 1, 1997      50    $5,000   1,000,000  $    100  261,382,500   $ 2,614  $464,346   $ (94,332)  $  377,728

Redemption of
preferred stock,
September 24, 1997  (50)   (5,000)       ---        ---          ---       ---     3,000         ---       (2,000)

Stock deemed issued
in reverse
acquisition,
September 25, 1997  ---       ---        ---        ---   32,042,500       320     5,284         ---        5,604

Stock issued for non-
compete Agreement,
December 15, 1997   ---       ---        ---        ---      625,000         6    49,994         ---       50,000

Net income          ---       ---        ---        ---          ---       ---       ---     570,982      570,982
                   ----    ------  ---------   --------  -----------   -------  --------   ---------   ----------

BALANCE,
DECEMBER 31, 1997   ---    $  ---  1,000,000   $    100  294,050,000   $ 2,940  $522,624   $ 476,650   $1,002,314

Issuance of
Series B
preferred stock
August 13, 1998     ---       ---        250    250,000          ---       ---       ---         ---      250,000

Stock issued
October 7, 1998     ---       ---        ---        ---      804,250         8    19,294         ---       19,302

Net income
available for
common              ---       ---        ---        ---          ---       ---       ---     227,373      227,373
                   ----    ------  ---------   --------  -----------   -------  --------   ---------   ----------

BALANCE
DECEMBER 31, 1998   ---    $  ---  1,000,250   $250,100  294,854,250   $ 2,948  $541,918   $ 704,023   $1,498,989
                   ====    ======  =========   ========  ===========   =======  ========   =========   ==========

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997


1. SIGNIFICANT ACCOUNTING POLICIES

COMPANY HISTORY
--------------
Global Water Technologies, Inc. ("GWTR") was incorporated in the state of Delaware on July 12, 1990 under its predecessor name of Fi-Tek VI, Inc. and became a public company in 1992. Until September 25, 1997, GWTR was considered a development stage company which had not engaged in any business other than organizational efforts, raising capital and investigating business opportunities.

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

On November 5, 1997 and subsequent to its reverse merger with PSI, GWTR changed its name from Fi-Tek VI, Inc. to Global Water Technologies, Inc. to reflect the Company's focus on the growing water-related market opportunities. The Company's trading symbol was also changed to "GWTR" on that date.

BASIS OF PRESENTATION
---------------------
As a result of the reverse merger referred to in the above "Company History," the consolidated financial statements through September 25, 1997 reflect only the operations of PSI. Subsequent to that date, the consolidated financial statements include the financial statements of Global Water Technologies, Inc. and its wholly owned subsidiaries including PSI. All significant intercompany accounts and transactions have been eliminated in consolidation.

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997

REVENUE AND COST RECOGNITION
----------------------------
The Company recognizes revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on selected projects where there are both repair and new tower components are segmented between the two distinct phases and accordingly, gross margin related to each activity is recognized as those separate phases are completed using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

On November 11, 1998, the Board of Directors approved the Company's decision to change, retroactive to January 1, 1998, its application of the percentage of completion method of accounting for revenues and costs of long-term contracts related to new cooling towers which is the Company's primary market.

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

As a result of this change, to which the Company's independent public accounting firm concurs, the Company recorded a one-time extraordinary charge to income as of January 1, 1998. Please refer to Note 16 for the pro-forma quarterly income statement impact of the accounting change.

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

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997


INCOME PER SHARE
----------------
The Company adopted FASB Statement No. 128 "Earnings Per Share" retroactive to January 1, 1996. Income per basic share is computed on the basis of the weighted average number of common shares outstanding for the respective periods. Fully diluted income per share was computed using the treasury stock method on the basis of the weighted average number of common shares after giving effect to all dilutive potential common shares that were outstanding during the respective periods. As of December 31, 1998, there were no existing dilutive common shares. Only 804,250 options which were exercised in October of 1998, were considered dilutive for the year ending December 31, 1997.

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

During 1997, the Company established a Foreign Sales Corporation ("FSC") in the United States Virgin Islands. The wholly owned subsidiary will be used as a commission agent on eligible foreign sales. The eligible sales which qualify for FSC treatment will generate permanent tax differences for the Company.

CASH EQUIVALENTS
----------------
The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1998, cash equivalents included $441,133 in amounts restricted to the payment of vendor obligations on specific projects.

INVENTORY VALUATION
-------------------
Inventory is stated at the lower of cost (first-in, first-out method) or market value. The inventory consists primarily of parts and structural materials for use on specific future jobs.

ADVERTISING
-----------
The Company expenses costs for advertising in the period in which the advertising first takes place. Advertising costs charged to expense totaled $319,805 and $308,708 for the years ended December 31, 1998 and 1997, respectively.

PROPERTY AND EQUIPMENT
----------------------
The principle categories of equipment include office furniture and equipment, vehicles, machinery and equipment and leasehold improvements. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997


equipment is determined principally on the straight-line method over the estimated useful lives of the assets.

INTANGIBLES
-----------
Intangible assets relate to a non-compete agreement and goodwill, both of which are amortized over a five year period.

CONCENTRATIONS OF RISK
----------------------
Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and trade accounts receivable. The Company maintains minimum cash balances which are partially covered by FDIC insurance and which are maintained in accounts held by major banks and financial institutions in the United States. As is customary in the industry and where appropriate, the Company often grants uncollateralized credit to its customers, which include all sizes of companies operating in a broad range of industries. In order to mitigate its credit risk, the Company continually evaluates the credit worthiness of its customers and, where appropriate, strives to obtain appropriate collateral.

From time to time, the Company may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on the Company. The Company had a major customer accounting for 13.9% of its revenues for the year ended December 31, 1998 but did not have a major customer accounting for more than 10% of its revenues for the year ended December 31, 1997. Additionally, the Company has two major projects with one customer included in its December 31, 1998 backlog which represents approximately 36% of its total backlog.

RECLASSIFICATIONS
-----------------
Certain amounts as of or for the year ended December 31, 1997 have been reclassified to conform with the December 31, 1998 presentation.


2. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 1998 and 1997:

                                                      1998            1997
                                                      ----            ----
    Office furniture and equipment                 $  623,383      $  509,819
    Machinery and equipment                           192,646         178,092
    Vehicles                                          209,307         186,455
    Leasehold improvements                             29,729          53,394
                                                   ----------      ----------
                                                    1,055,065         927,760
    Less accumulated depreciation                     429,756         323,182
                                                   ----------      ----------
          Property and equipment, net              $  625,309      $  604,578
                                                   ==========      ==========

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997

3.   STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK
--------------------------
The Company History section of Note 1 discussed the reverse merger between Global Water Technologies, Inc. and Psychrometric Systems, Inc. In regard to stockholders' equity, the effect of the reverse merger resulted in the restatement of the Common Stock, Preferred Stock and the capital in excess of par value as if the merger had taken effect on the first day of the presented financial statements. Prior to the merger, PSI's own preferred stock was redeemed.

As of the date of the merger, the authorized shares of the Company's Common Stock and Preferred Stock was 500,000,000 and 20,000,000 shares, respectively. As a consequence of the merger, the previous PSI shareholders held 261,382,500 shares of the Company's Common Stock and 1,000,000 shares of the Preferred Stock; the previous GWTR shareholders held 32,042,500 shares of the Company's Common Stock.

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

On November 4, 1997, the Company increased the authorized shares of Common Stock to 800,000,000 shares. On December 15, 1997, the Company issued 625,000 shares of Common Stock relating to a non-compete agreement. On October 7, 1998, the Company issued 804,250 shares of Common Stock related to an outstanding option.

WARRANTS AND OPTIONS
--------------------
Immediately prior to the merger, the shareholders of GWTR held warrants to acquire the Company's Common Stock. There are 8,042,500 Class A warrants exercisable at 12 cents per share and 8,042,500 Class B warrants exercisable at 20 cents per share. Such warrants, which were scheduled to expire on April 14, 1998 have been extended to April 14, 1999.

An investment banking house, which assisted in the Company's initial public offering in 1992, holds 804,250 Class A warrants and 804,250 Class B warrants. The option on common stock and Class A and Class B warrants was exercised at 2.4 cents per share on October 7, 1998. The Class A warrants and Class B warrants are exercisable at 12 cents per share and 20 cents per share, respectively.

On May 20, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") which provides for the issuance of options to purchase up to 30,000,000 shares of Common Stock to employees,

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997


officers, directors and consultants of the Company and its subsidiaries. The Plan was ratified by the Company's shareholders at the Company's Annual Meeting of Shareholders on June 30, 1998. No options were granted under the Plan at December 31, 1998. Unless sooner terminated, the Plan will expire on May 31, 2000.

COMPREHENSIVE INCOME
--------------------
The Company has no items requiring separate disclosure pursuant to Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income.


4.   BACKLOG

The following schedule summarizes changes in backlog on contracts during the years ended December 31, 1998 and 1997.  Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts.
                                                     1998            1997
                                                     ----            ----
    Backlog, beginning of year                  $ 11,606,245    $  6,139,765
    Adjustment due to accounting change            1,036,272             ---
    Contract removed in 1998                      (3,885,000)            ---
    New contracts during year                     53,142,019      24,163,772
    Contract revenues earned during
     the year                                    (34,744,478)    (18,697,292)
                                                ------------    ------------
    Backlog, end of year                        $ 27,155,058    $ 11,606,245
                                                ============    ============

Included in the above 1998 backlog amounts are $1,507,778 recognized under Letters of Intent. This is consistent with standard industry practices for the Company's main business line.


5.   LONG-TERM OPERATING LEASES

Effective March 10, 1998, the Company and George A. Kast, President and
CEO, entered into a triple-net lease for a 36,740 square foot office building in Golden, Colorado, for the Company's expanding office space requirements. The lease requires the Company to pay rent at a rate of $21,454 per month for the 34-month lease. Gross operating expenses for the building approximate $20,000 per month, of which Mr. Kast is personally responsible for the payment of approximately $5,000 per month, which has been paid by the Company. As of December 31, 1998, the Company has recorded a note receivable from Mr. Kast related to the operating costs of the facility for which Mr. Katz is responsible for $47,766. This note bears interest at 8% per annum and is due no later than September 30, 1999.

The Company has a 60-month lease for its former office space in Lakewood, CO, for approximately $14,519 per month, and which expires in October 1999. Subsequent to December 31, 1998, the Company entered into an agreement with an unaffiliated entity to occupy its former office location. This third party has entered into an agreement with the lessor to release the Company from any future obligation on the aforementioned lease. The Company also has a 60 month lease with a stockholder for a research and testing facility located in Idaho, for $1,238 per month, and which expires on September 30, 2001. The Company leases approximately 17,700 square feet from an unaffiliated entity on a month-to-month basis in Denver, Colorado, which is utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment.

The following is a schedule by year of future minimum lease payments required under these leases:

          1999                     $417,495
          2000                      272,305
          2001                       11,142
          2002                         none
          2003                         none
                                   --------
          In the aggregate         $700,942

Rent expense totaled $450,171 and $243,272 for the years ended December 31, 1998 and 1997, respectively.


6.   LONG- AND SHORT-TERM DEBT

The following is a summary of the long- and short-term debt as of December 31, 1998 and 1997:

                                                      1998            1997
                                                      ----            ----
    Norwest Bank, Lakewood, CO:
     - Line-of-credit - domestic                   $  750,000      $  745,000
     - Line-of-credit - international;
        guaranteed to 90% of the outstanding
        balance by the Export/Import bank of
        the United States secured by eligible
        accounts receivable and inventories.          793,000             ---
     -Small Business Administration 90%
        guaranteed loan (payable in monthly
        installment of $8,334 including
        interest at 1.0% above prime rate;
        secured by furniture and equipment,
        inventory, accounts receivable and
        assignment of  life insurance policy)         109,423         199,841
    - Small Business Administration 90%
        guaranteed loan (payable in monthly
        installments of $7,917 including
        interest at 1.0% above prime rate;
        secured by furniture and equipment,
        inventory, accounts receivable and
        assignment of life insurance policy)          423,310             ---

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997

    First Interstate Bank (payable in monthly
    installments of $912, including interest
    at 9.5%; secured by a vehicle)                     23,505          31,741

    GMAC - various (payable in monthly
    installments ranging from $361 to $577,
    including interest ranging from 9.75%
    to 10.75%; secured by seven vehicles)              73,997          85,241
                                                   ----------      ----------
                                                    2,173,235       1,061,823
    Less current maturities included in
      current liabilities                           1,036,159         137,865
                                                   ----------      ----------
         Net long-term debt                        $1,137,076      $  923,958
                                                   ==========      ==========


The Company has negotiated a line of credit with Norwest Bank totaling $1,275,000. The line-of-credit is secured by a stockholder's personal certificates of deposit of $742,867. The line of credit has an interest rate of 7.25% and matures on January 3, 2000.

The Small Business Administration guarantee of certain term debts subjects the Company to financial covenants including a minimum net worth, limitations on capital withdrawals and the personal guarantee of George A. Kast, President and CEO. The Company was in compliance with all covenants as of December 31, 1998 and 1997. The Export Import Bank of the United States guarantee of certain debts subjects the Company to collateral requirements on eligible foreign receivables and inventories. The Company was in compliance with all requirements as of December 31, 1998.

The following is a summary of the future maturities of debt for the years ending December 31:

          1999                     1,036,159
          2000                       891,235
          2001                       105,419
          2002                        97,127
          2003                        43,295


7.   INCOME TAXES

The components of the net deferred tax liability at December 31, 1998 and 1997 are as follows:

                                                      1998            1997
                                                      ----            ----
    Deferred tax liabilities:
      Deferred revenue under section 481              150,574       $ 277,556
      Property and equipment                           68,006          26,639
      Other                                            10,000          25,000
                                                    ---------       ---------
         Total deferred tax liabilities             $ 228,580       $ 329,195
                                                    =========       =========

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997


    Deferred tax assets:
      Accounts receivable allowance                $   43,943      $   15,000
                                                   ----------      ----------
         Total deferred tax assets                 $   43,943      $   15,000
                                                   ----------      ----------
         Net deferred tax liabilities              $  184,637      $  314,195
                                                   ==========      ==========


The provision for income taxes consisted of the following at December 31, 1998 and 1997:

                                                      1998            1997
                                                      ----            ----
    Income taxes currently payable                 $  313,324      $  130,627
    Deferred income taxes                             129,558         143,251
    Increase (decrease) in other, net                     684              --
    Tax effect of accounting change                   593,119              --
                                                   ----------      ----------
         Income tax expense                        $  777,569      $  273,878
                                                   ==========      ==========


The differences between the federal income tax rate of 34% and the Company's effective tax rate were as follows:

                                                     1998            1997
                                                     ----            ----
    Taxes at the U.S. statutory rate              $  600,739      $  287,253
    State income taxes,
      net of federal income tax benefit               58,307          25,543
    Foreign sales corporation                        (31,827)        (48,243)
    Non-deductible items                              10,780           9,325
    Adjustment in effective tax rate
      estimates for timing differences               129,076             ---
    Prior year under (over) accrual - net             10,494             ---
                                                  ----------      ----------
         Provision for income taxes               $  777,569      $  273,878
                                                  ==========      ==========

4.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts at December 31, 1998 and 1997, are summarized as follows:

                                                      1998            1997
                                                      ----            ----
    Costs incurred to date                        $20,040,123     $ 9,858,349
    Gross profit recognized to date                 4,136,042       4,499,694
                                                  -----------     -----------
      Total costs plus gross profit to date        24,176,165      14,358,043
    Billings to date                               22,238,795      12,161,855
                                                  -----------     -----------
                                                  $ 1,937,370     $ 2,196,188
                                                  ===========     ===========

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997

The above amounts are included in the accompanying balance sheets under the following captions:

                                                      1998            1997
                                                      ----            ----
    Costs and estimated earnings in excess
      of billings on uncompleted contracts        $ 3,623,538     $ 2,695,782
    Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                     1,686,168         499,594
                                                  -----------     -----------
                                                  $ 1,937,370     $ 2,196,188
                                                  ===========     ===========


9.   CERTIFICATES OF DEPOSITS - PLEDGED

The certificate of deposit, with an outstanding balance at December 31, 1997 of $222,836 was pledged as security on the company's line-of-credit agreement with Norwest Bank - Lakewood. During 1998, the Company was released of its collateral requirement on this certificate of deposit.


10.  ACCRUED LIABILITIES

The accrued liabilities consist of the following as of December 31, 1998 and 1997:

                                                      1998            1997
                                                      ----            ----
    Payroll taxes payable                          $  101,940      $    6,175
    Accrued commissions payable                       779,038         398,484
    Accrued salaries and vacations                    395,938         122,036
    Sales tax payable                                  95,489          57,097
    Accrued workers compensation                       98,297          19,652
    Other accrued liabilities                         414,248          35,377
                                                   ----------      ----------
                                                   $1,884,950      $  638,821
                                                   ==========      ==========

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997


11.  LITIGATION AND CLAIMS

The Company has a receivable emanating from a project performed by the Company in 1995. The total amount of the receivable is $115,000. This receivable has been fully reserved in the books and records of the Company. Discussions with the customer have not been productive. The customer has also notified the Company of a potential claim against the Company in the amount of $940,000. The customer has offered to release the Company from liability on its claim if the Company releases the customer from the Company's receivable. The Company believes the customer's claim is without merit and considers its risk of loss to be remote. Consequently, the Company has recorded no provision for loss related to the potential counterclaim. Management has not yet finalized the course of action it will pursue with respect to this matter.

The Company believes it has appropriate reserves for these and other unanticipated claims.


12.  401(k) PLAN

On July 1, 1996, the Company implemented a 401(k) savings plan. The current plan covers all full time employees over the age of 21 who have completed six months of service to the Company. The Company may contribute to the plan upon the Board of Directors' discretion. For the years ended December 31, 1998 and 1997, the Company did not make any contributions to the plan.


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's debt at December 31, 1998 and 1997, approximate their fair value, since the interest rate charged per the agreements is similar to the Company's current borrowing rate.

From time to time, the Company enters into financial instruments with off-balance sheet risk to hedge future cash flows from firm contracts in non-dollar denominated currencies. As of December 31, 1998 and 1997, the Company did not have any financial instruments with off-balance sheet risk. The Company's policy is to hedge these firm contracts where possible with forward foreign exchange contracts. These forward contracts are executed through the Company's banking relationships.


14.  RELATED PARTY TRANSACTIONS

A stockholder has pledged two personal certificates of deposit in the amount of $742,867 as security for the Company's line-of-credit. For the years ended December 31, 1998 and 1997, the Company authorized fees of $48,784 for each year, to the stockholder for this pledge. These amounts are included in interest expense.

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997


The Company leases a research and testing facility from a stockholder with monthly payments of $1,238. For the years ended December 31, 1998 and 1997, the Company incurred $14,856 for each year in rent expense for the research and testing facility. These amounts are included in research and development expense.

Effective March 10, 1998, the Company and George A. Kast, President and
CEO, entered into a triple-net lease for a 36,700 square foot office building in Golden, Colorado, for the Company's expanding office space requirements. The lease requires the Company to pay rent at a rate of $21,454 per month for the 34-month lease. Gross operating expenses for the building approximate $20,000 per month, of which Mr. Kast is personally responsible for the payment of approximately $5,000 per month, which has been paid by the Company. As of December 31, 1998, the Company has recorded a note receivable from Mr. Kast related to the operating costs of the facility for which Mr. Kast is responsible for $47,766. This note bears interest at 8% per annum and is due no later than September 30, 1999.

15.  BUSINESS SEGMENT DATA

In June 1997 the Financial Accounting Standards Board issued Statement No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (FAS 131). The Company adopted FAS 131 effective January 1, 1998.

The Company's primary business is the design, sale, manufacture and building of new industrial cooling towers and in retrofitting existing industrial cooling towers and cooling tower components for both the international and domestic markets. All of its operations are within the United States. Based on risks, financial resources, profitability and internal resources consumed, management has determined that the most relevant segment information is international and domestic transactions.

The Company's export sales were $5,241,036 and $3,777,426 for the Fiscal years 1998 and 1997, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the years ended December 31, 1998 and 1997.

               BUSINESS SEGMENT STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1998 and 1997


                                                        1998
                               ---------------------------------------------------
                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----

Revenues                       $29,493,304   $5,241,036   $        -   $34,734,340

Costs                           23,254,112    4,562,025    4,994,985    32,811,122

Segment profit                   6,239,192      679,011   (4,994,985)    1,923,218

Assets                          10,408,904    1,420,197    3,178,961    15,008,062

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997



                                                        1997
                               ----------------------------------------------------
                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $14,919,866   $3,777,426   $     -      $18,697,292

Costs                           10,979,212    2,568,272    4,179,054    17,726,538

Segment profit                   3,940,654    1,209,154   (4,179,054)      970,754

Assets                           5,599,402    1,034,025    1,568,888     8,202,315


16.  CHANGE IN ACCOUNTING

On November 11, 1998, the Board of Directors approved the Company's decision to change, retroactive to January 1, 1998, its application of the percentage of completion method of accounting for revenues and costs of long-term contracts related to new cooling towers which is the Company's primary market. The pro-forma annual net income and earnings per share are as follows assuming a retroactive application of the accounting change for the years ended December 31, 1998 and 1997:

                                                      1998           1997
                                                      ----           ----
Pro-forma amounts assuming retroactive
    application of accounting change:
      Net income (loss)                            $  981,669      $ (31,973)

      Basic income per share                       $    0.003      $  (0.000)
                                                   ==========      ==========

      Fully diluted income per share               $    0.003      $  (0.000)
                                                   ==========      ==========

PRO-FORMA QUARTERLY DISCLOSURE (UNAUDITED)
------------------------------------------
Previous 1998 quarterly financial statements were stated under the former method of accounting. The following schedule summarizes the quarterly results for the Company on a pro-forma basis as if the change in accounting principle had been in effect from January 1, 1998.

                     GLOBAL WATER TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998 and 1997

             PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Quarters Ended March 31; June 30; September 30 and
                            December 31, 1998

                               MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                               --------      -------    ------------   -----------
Net revenues:
  United States               $ 3,053,675   $ 5,571,435   $ 7,144,239   $13,723,955
  International                 1,269,331     1,202,862     1,709,463     1,059,380
                              -----------   -----------   -----------   -----------
        Total revenues          4,323,006     6,774,297     8,853,702    14,783,335

Costs and expenses:
  Cost of sales                 3,505,555     5,635,317     7,388,393    11,286,872
  Selling, general and
    administrative                912,686     1,143,448     1,246,959     1,459,235
  Research and development         52,032        56,285        66,373        57,967
                              -----------   -----------   -----------   -----------
        Total costs and
         expenses               4,470,273     6,835,050     8,701,725    12,804,074
                              -----------   -----------   -----------   -----------

Operating income (loss)          (147,267)      (60,753)      151,977     1,979,261

Other income (expense):
  Interest expense, net           (30,316)      (34,879)      (45,670)      (46,655)
  Other, net                          255         3,742        11,472       (14,289)

Income (loss) before income
  taxes                           177,328        91,890       117,779     1,918,317

Income taxes                      (78,058)      (40,449)       51,845       844,231
                              -----------   -----------   -----------   -----------

Net income (loss) before
        preferred dividend        (99,270)      (51,441)       65,934     1,074,086

Preferred stock dividend                -             -        (2,630)       (5,010)
                              -----------   -----------   -----------   -----------

Pro-Forma Net income (loss)
 prior to change in accounting
 principle                    $   (99,270)  $   (51,441)  $    63,304   $ 1,069,076
                              ===========   ===========   ===========   ===========


Income per share:
  Basic weighted average
    shares outstanding        294,050,000   294,050,000   294,050,000   294,854,250

  Pro-forma basic income
    per share                 $   (0.0003)  $   (0.0002)  $    0.0002   $    0.0036
                              ===========   ===========   ===========   ===========

  Fully diluted weighted
    average shares
    outstanding               294,050,000   294,050,000   294,579,684   294,854,250
  Pro-forma fully diluted
    income per share          $   (0.0003)  $   (0.0002)  $    0.0002   $    0.0036
                              ===========   ===========   ===========   ===========