Form 10QSB
period 1999-03-31
GLOBAL WATER TECHNOLOGIES INC
filed 1999-05-14
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended     March 31, 1999
                                                -----------------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER        33-37513-D
                      ----------------------------

                     GLOBAL WATER TECHNOLOGIES, INC.
-------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


           Delaware                                84-1148204
---------------------------------       ---------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


          1767 Denver West Boulevard   Golden, Colorado  80401
-------------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

(Issuer's telephone number):   (303) 215-1100
                            -------------------

                                   NA
-------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X   No
                                ---    ---


Shares of Common Stock, $0.00001 par value, outstanding as of May 14, 1999:
294,854,250.
------------


Transitional Small Business Disclosure Format    Yes      No  X
                                                     ---     ---

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months ended
                                                  March 31, 1999 and 1998

          Consolidated Balance Sheet              As of March 31, 1999

          Consolidated Statements of Cash Flows   Three months ended
                                                  March 31, 1999 and 1998

          Notes to Financial Statements           March 31, 1999 and 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                              ------------------------------
                                              March 31, 1999  March 31, 1998
                                              --------------  --------------
Net revenues:
   United States                                $ 13,882,113    $  3,053,675
   International                                     146,758       1,269,331
                                                ------------    ------------
       Total revenues                             14,028,871       4,323,006
                                                ------------    ------------

Costs and expenses:
   Cost of sales                                  12,048,974       3,505,555
   Selling, general and administrative             1,050,410         912,686
   Research and development                            5,730          52,032
                                                ------------    ------------
       Total costs and expenses                   13,105,114       4,470,273
                                                ------------    ------------

Operating income (loss)                              923,757        (147,267)

Other income (expense):
   Interest expense, net                             (88,602)        (30,316)
   Other, net                                            -               255
                                                ------------    ------------

Income (loss) before income taxes                    835,155        (177,328)

Income taxes (benefit)                               283,953         (78,058)
                                                ------------    ------------

Net income (loss) before preferred dividend          551,202         (99,270)

Preferred stock dividend                               5,001             -
                                                ------------    ------------

Net income (including the effect of a
   change in accounting principle for
   the previous year)                                546,201         (99,270)

Cumulative effect of a change in an
   accounting principle - net of $ 593,119
   of related tax effect                                 -          (754,296)
                                                ------------    ------------

Net income (loss) for common stockholders       $    546,201    $   (853,566)
                                                ============    ============

Income (loss) per share:
   Basic weighted average shares
     outstanding                                 294,854,250     294,050,000
   Basic income per share - prior to
     accounting change                                0.0019         (0.0003)
   Cumulative effect of accounting change                -           (0.0026)
                                                ------------    ------------
   Basic income (loss) per share available
     for common                                 $     0.0019    $    (0.0029)
                                                ============    ============

   Fully diluted weighted average shares
     outstanding                                 294,875,221     294,050,000
   Fully diluted income per share -
     prior to accounting change                       0.0019         (0.0003)
   Cumulative effect of accounting change                -           (0.0026)
                                                ------------    ------------
   Fully diluted income (loss) per share        $     0.0019    $    (0.0029)
                                                ============    ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          As of March 31, 1999
ASSETS
------
Current assets:
   Cash and cash equivalents                               $    502,204
   Trade accounts receivable, net of allowance for
      doubtful accounts of $151,115                          10,754,180
   Other receivables                                            207,544
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                5,907,783
   Inventories                                                  465,035
   Prepaid expenses                                             422,801
   Income taxes receivable                                       60,960
   Deferred income taxes                                            -
                                                           ------------
         Total current assets                                18,320,507
                                                           ------------

Property and equipment, net                                     606,201
Intangibles, net of amortization                                 38,495
Deposits                                                         51,555
                                                           ------------
                                                           $ 19,016,758
                                                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                    $  1,721,277
   Accounts payable                                          10,856,449
   Accrued liabilities                                        1,387,799
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                2,009,250
   Income taxes payable                                         495,793
   Deferred income taxes                                        106,632
                                                           ------------
      Total current liabilities                              16,577,200
                                                           ------------

Long-term debt                                                  316,363
Deferred income taxes                                            78,005

Stockholders' equity:
   Preferred stock, $0.00001 par value, 20,000,000
      shares authorized:
      -  Series A; 1,000,000 shares authorized issued
         and outstanding; stated at redemption value
         of $0.0001                                                 100
      -  Series B; 1,000 shares authorized, 250 shares
         issued and outstanding; stated at redemption
         value of $1,000                                        250,000
   Common stock, $0.00001 par value; 800,000,000
      shares authorized; 294,854,250 shares issued
      and outstanding                                             2,948
   Capital in excess of par value                               541,918
   Retained earnings                                          1,250,224
                                                           ------------
      Total stockholders' equity                              2,045,190
                                                           ------------
                                                           $ 19,016,758
                                                           ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    Three Months Ended
                                              ------------------------------
                                              March 31, 1999  March 31, 1998
                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $    546,201    $   (853,566)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
     Depreciation                                     65,091          42,500
     Amortization                                      2,751           2,751
     Decrease in deferred income taxes                   -           (33,200)

     (Increase) decrease in working capital:
       Trade accounts receivable                  (2,548,617)       (151,257)
       Other receivables                             (96,179)        (14,984)
       Net costs in excess of billings and
         billings in excess of cost               (1,961,163)        766,302
       Income taxes receivable                           -           (21,745)
       Inventories                                  (146,577)         20,026
       Prepaid expenses                             (258,497)          1,412
       Deposits                                       54,465             -
       Accounts payable                            3,489,977        (167,567)
       Income taxes payable                          282,182             -
       Accrued liabilities                          (497,151)         15,409
                                                ------------    ------------
         Net cash provided (used) by
           operating activities                   (1,067,517)       (393,919)
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificate of deposit                    -            (2,926)
   Purchase of property and equipment                (45,983)       (114,518)
                                                ------------    ------------
         Net cash (used in) investing
           activities                                (45,983)       (117,444)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change on the lines-of-credit                 (48,000)         50,000
   Proceeds from issuance of common stock                -               -
   Proceeds from issuance of debt                        -           475,000
   Repayments of debt                                (87,595)        (35,331)
                                                ------------    ------------
         Net cash provided (used) by
           financing activities                     (135,595)        489,669
                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (1,249,095)        (21,694)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                         1,751,299         118,887
                                                ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $    502,204    $    97,193
                                                ============    ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         MARCH 31, 1999 AND 1998

1.  INTERIM FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1999, and the related consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in Form 10-KSB for the year ended December 31, 1998.

2.  STOCK OPTIONS

On March 8, 1999, the Company issued 4,798,800 stock options to employees as part of the 1998 Stock Option Plan approved by the Company's shareholders at its 1998 annual meeting. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. As of March 31, 1999, none of the options have been exercised. The options can be exercised over a period ranging from 5 - 10 years from issuance.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25.

3.  CHANGE IN ACCOUNTING PRINCIPLE

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

As a result of this change, to which the Company's independent public accounting firm concurs, the Company recorded a one-time extraordinary charge to income as of January 1, 1998. The amount of this charge was $754,296 net of the related tax effect of $593,119. The results for the three months ended March 31, 1998 have been restated to reflect the change in accounting principle from the amounts originally reported on the Company's Form 10QSB for the first quarter of 1998.

4.  BUSINESS SEGMENT DATA

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

The Company's export sales were $146,758 and $1,269,331 for the three months ended March 31, 1999 and 1998, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the three months ended March 31, 1999 and 1998.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                        1999
                                -------------------------------------------------
                                DOMESTIC  INTERNATIONAL   OTHER         TOTAL
                                --------  -------------   -----         -----
Revenues                       $13,882,113   $146,758    $     -      $14,028,871

Costs                          $11,909,065   $139,909    $1,056,140   $13,105,114

Segment profit                 $ 1,973,048   $  6,849   $(1,056,140)  $   923,757

Assets                         $16,744,392   $ 68,686    $2,203,680   $19,016,758


                                                          1998
                                 ------------------------------------------------
                                 DOMESTIC  INTERNATIONAL    OTHER       TOTAL
                                 --------  -------------    -----       -----
Revenues                        $3,053,675   $1,269,331   $      -    $ 4,323,006

Costs                           $2,407,824   $1,097,731   $  964,718  $ 4,470,273

Segment profit                  $  645,851   $  171,600   $ (964,718) $  (147,267)

Assets                          $5,456,649   $1,255,406   $1,634,678  $ 8,346,733

5.  NEW CONTRACTS AND BACKLOG

The Company has a backlog of $34,200,281 at March 31, 1999, compared to an adjusted backlog amount of $15,686,666 for the similar period ended in 1998. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.



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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the three month period ended March 31, 1999, total tower revenue increased 224.5% to $14,028,871 as compared to $4,323,006 for the three month period ended March 31, 1998. International revenues comprised 1.0% of total revenues in 1999 versus 29.4% in 1998.

     Contracts awarded ("bookings") during the three month period ended March 31, 1999 increased 186.1% from 1998. The increase in bookings awarded is due to an overall increase in the number of projects won and increased selling expenses to take advantage of market opportunities. Backlog increased from $27,155,058 at December 31, 1998 to $34,200,281 at March 31, 1999.

     The Company's cost of sales increased 243.7% from $3,505,555 in 1998 to $12,048,974 in 1999. As a percentage of revenues, cost of sales increased from 81.1% in 1998 to 85.9% in 1999. The absolute increase in cost of sales resulted primarily from a 224.5% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 15.1% from $912,686 in 1998 to $1,050,410 in 1999. As a percentage of revenues, these expenses decreased from 21.1% in 1998 to 7.5% in 1999. As a percentage of new bookings which increased 186.1%, these expenses decreased from 12.4% in 1998 to 5.0% in 1999. As anticipated, management believes that past investments in personnel resources continue to have a favorable impact on the Company and its operating results.

     Research and development costs decreased to $5,730 in 1999 from $52,032 in 1998. These costs include the research and development facility in Idaho.

     Operating income (loss), based on the explanations noted above, increased from a loss of ($147,267) in 1998 to income of $923,757 in 1999.

     Other income and expense primarily consisted of interest expense, which increased from $30,316 in 1998 to $88,602 in 1999, due to the Company's various debt financings. Income taxes (benefit) increased from a benefit of ($78,058) with an effective 44% tax rate in 1998 to a tax expense of $283,953 with an effective tax rate of 34.0% in 1999.

     Net income (loss) available to common stockholders increased from ($853,566) in the three month period ended March 31, 1998 to a net income of $546,201 in the similar period in 1999. This amount includes a preferred stock dividend of $5,001 in 1999. Basic and fully diluted income
(loss) per share was $0.0019 in the three month period ended March 31, 1999 and ($0.0029) in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had working capital of $1,743,307 compared to working capital of 110,138 at March 31, 1998. The Company's cash flow provided by and used in its operating, investing and financing activities during the first three months of 1999 and 1998 are as follows:

                                                     1999            1998
                                                     ----            ----

Operating activities                            $ (1,067,517)   $   (393,919)
Investing activities                                 (45,983)       (117,444)
Financing activities                                (135,595)        489,669
                                                ------------    ------------
    Net (decrease) in cash
      and cash equivalents                      $ (1,249,095)   $    (21,694)
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

     At March 31, 1999, net costs in excess of billings and estimated earnings on uncompleted contracts were $3,898,533 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $1,429,886 at March 31, 1998.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, software, vehicles and office equipment for anticipated growth.

     The Company has a line of credit with a commercial lender totaling $1,775,000 (an increase of $500,000 as compared to the prior quarter end) to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of March 31, 1999, $1,375,000 was outstanding on this line of credit. A portion of the line ($500,000) matures on June 15, 1999 and the balance matures on January 3, 2000. Management expects that this line of credit will be refinanced into a long-term obligation when the obligation becomes due. The interest rate on the note is tiered as follows - 5.85% on the first $745,000 and 8.75% on the remaining portion. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,131 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $1,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and matures in the second quarter of 1999. As of March 31,1999, there was an outstanding balance of $120,000 on this line of credit. Management expects that the line will be renewed when it comes due.

     The Company has term loans secured by the Small Business
Administration with an outstanding balance at March 31, 1999 of $459,278. Scheduled principal payments on these term notes are $299,826 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at March 31, 1999 was $83,362 with scheduled principal payments over the next twelve months of $46,451 with interest rates ranging from 9.5% to 10.75%.

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

                       PART II - OTHER INFORMATION


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 1999, the Company issued the following unregistered shares of Common Stock:

     In February 1999, the Company issued a warrant to purchase 1,050,000 shares of Common Stock to Magnum Financial Group in connection with the Company's retention of that firm as its financial consultant.
     The warrant is exercisable over a period of three years at prices ranging from $.08 to $.12 per share. The warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No broker/dealers were involved in the sale and no commissions were paid.

     In March 1999, the Company granted options to purchase 4,798,800 shares of Common Stock to employees of the Company pursuant to the Company's 1998 Stock Option Plan. The options are exercisable at $.08 per share. The options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No broker/dealers were involved in the issuance and no commissions were paid.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

          Exhibit No.    Description
          -----------    -----------

             27     Financial Data Schedule

     (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL WATER TECHNOLOGIES, INC.


Date: May 14, 1999                 By: /s/ George A. Kast
                                      ---------------------------------
                                             George A. Kast
                                             Chief Executive Officer
                                             and Chairman of the Board



Date: May 14, 1999                 By: /s/ Martin Hout
                                      ---------------------------------
                                             Martin Hout
                                             Chief Financial Officer