Form 10QSB
period 1999-06-30
GLOBAL WATER TECHNOLOGIES INC
filed 1999-08-13
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999
                                                ----------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER             33-37513-D
                       -----------------------------------

                     GLOBAL WATER TECHNOLOGIES, INC.
-------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


           Delaware                                84-1148204
---------------------------------       ---------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

           1767 Denver West Boulevard, Golden, Colorado  80401
-------------------------------------------------------------------------
                  (Address of principal executive offices)
                               (Zip Code)

(Issuer's telephone number):   (303) 215-1100
                            --------------------------

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

                             Yes X   No
                                ---    ---


Shares of Common Stock, $0.00001 par value, outstanding as of August 12, 1999: 294,854,250.
      ------------


Transitional Small Business Disclosure Format    Yes X   No
                                                    ---    ---

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months and six
                                                  months ended June 30, 1999
                                                  and 1998

          Consolidated Balance Sheet              As of June 30, 1999

          Consolidated Statements of Cash Flows   Six months ended June
                                                  30, 1999 and 1998

           Notes to Financial Statements          June 30, 1999 and 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                               -----------------------------
                                               June 30, 1999   June 30, 1998
                                               -------------   -------------

Net revenues:
   United States                                $ 24,583,374    $  5,571,435
   International                                     728,230       1,202,862
                                                ------------    ------------
       Total revenues                             25,311,604       6,774,297
                                                ------------    ------------

Costs and expenses:
   Cost of sales                                  23,446,691       5,635,317
   Selling, general and administrative             1,303,054       1,143,448
   Research and development                           12,883          56,285
                                                ------------    ------------
       Total costs and expenses                   24,762,628       6,835,050
                                                ------------    ------------

Operating income (loss)                              548,976         (60,753)

Other income (expense):
   Interest expense, net                             (48,438)        (34,879)
   Other, net                                          2,802           3,742
                                                ------------    ------------

Income (loss) before income taxes                    503,340         (91,890)

Income taxes (benefit)                               130,980         (40,449)
                                                ------------    ------------

Net income (loss) before preferred dividend          372,360         (51,441)

Preferred stock dividend                               4,999             -
                                                ------------    ------------

Net income (loss) for common stockholders       $    367,361    $    (51,441)
                                                ============    ============

Income (loss) per share:
   Basic weighted average shares outstanding     294,854,250     294,050,000
   Basic income (loss) per share                $     0.0012    $    (0.0002)
                                                ============    ============

   Fully diluted weighted average shares
     outstanding                                 299,156,105     294,050,000
   Fully diluted income (loss) per share        $     0.0012    $    (0.0002)
                                                ============    ============



The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Six Months Ended
                                               -----------------------------
                                               June 30, 1999   June 30, 1998
                                               -------------   -------------

Net revenues:
   United States                                $ 38,465,487    $  8,625,110
   International                                     874,988       2,472,193
                                                ------------    ------------
       Total revenues                             39,340,475      11,097,303
                                                ------------    ------------

Costs and expenses:
   Cost of sales                                  35,495,665       9,140,872
   Selling, general and administrative             2,353,464       2,056,134
   Research and development                           18,613         108,317
                                                ------------    ------------
       Total costs and expenses                   37,867,742      11,305,323
                                                ------------    ------------

Operating income (loss)                            1,472,733        (208,020)

Other income (expense):
   Interest expense, net                            (137,040)        (65,195)
   Other, net                                          2,802           3,997
                                                ------------    ------------

Income (loss) before income taxes                  1,338,495        (269,218)

Income taxes (benefit)                               414,933        (118,507)
                                                ------------    ------------

Net income (loss) before preferred dividend          923,562        (150,711)

Preferred stock dividend                              10,000             -
                                                ------------    ------------

Net income (including the effect of a change in
   accounting principle for the previous year)       913,562        (150,711)

Cumulative effect of a change in an accounting
   principle - net of $593,119 of related
   tax effect                                            -          (754,296)
                                                ------------    ------------

Net income (loss) available for common
   stockholders                                 $    913,562    $   (905,007)
                                                ============    ============

Income (loss) per share:
   Basic weighted average shares outstanding     294,854,250     294,050,000
   Basic income per share - prior to
     accounting change                                0.0031         (0.0005)
   Cumulative effect of accounting change                -           (0.0026)
                                                ------------    ------------
   Basic income (loss) per share available
     for common                                 $     0.0031    $    (0.0031)
                                                ============    ============

   Fully diluted weighted average shares
     outstanding                                 297,060,078     294,050,000
   Fully diluted income per share - prior
     to accounting change                             0.0031         (0.0005)
   Cumulative effect of accounting change                -           (0.0026)
                                                ------------    ------------
   Fully diluted income (loss) per share        $     0.0031    $    (0.0031)
                                                ============    ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                           As of June 30, 1999
ASSETS
------
Current assets:
   Cash and cash equivalents                               $    284,527
   Trade accounts receivable, net of allowance for
      doubtful accounts of $388,928                          14,791,753
   Other receivables                                            619,108
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                               10,029,657
   Inventories                                                  626,932
   Prepaid expenses                                             450,316
                                                           ------------
         Total current assets                                26,802,293
                                                           ------------

Property and equipment, net                                     643,237
Intangibles, net of amortization                                 35,744
Deposits                                                         51,555
                                                           ------------
                                                           $ 27,532,829
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                    $  1,015,221
   Accounts payable                                          20,458,505
   Accrued liabilities                                        1,573,677
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                  545,535
   Income taxes payable                                         565,803
   Deferred income taxes                                        106,632
                                                           ------------
         Total current liabilities                           24,265,373
                                                           ------------


Long-term debt                                                  776,901
Deferred income taxes                                            78,005

Stockholders' equity:
   Preferred stock, $0.00001 par value, 20,000,000
      shares authorized:
      - Series A; 1,000,000 shares authorized issued
        and outstanding; stated at redemption value
        of $0.0001                                                  100
      - Series B; 1,000 shares authorized, 250 shares
        issued and outstanding; stated at redemption
        value of $1,000                                         250,000
   Common stock, $0.00001 par value; 800,000,000 shares
      authorized; 294,854,250 shares issued and
      outstanding                                                 2,948
   Capital in excess of par value                               541,918
   Retained earnings                                          1,617,584
                                                           ------------
         Total stockholders' equity                           2,412,550
                                                           ------------
                                                           $ 27,532,829
                                                           ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Six Months Ended
                                               -----------------------------
                                               June 30, 1999   June 30, 1998
                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $    913,562    $   (905,007)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
     Depreciation                                    107,592          85,001
     Amortization                                      5,502           5,502
   Decrease in deferred income taxes                     -           (64,626)

   (Increase) decrease in working capital:
     Trade accounts receivable                    (6,586,191)        (74,346)
     Other receivables                              (507,743)        (47,514)
     Costs and estimated earnings in excess
       of billings on uncompleted contracts       (6,406,119)      1,408,875
     Income taxes receivable                          60,960        (566,180)
     Inventories                                    (308,474)       (223,434)
     Prepaid expenses                               (286,012)        (38,375)
     Deposits                                         54,465           1,138
     Accounts payable                             13,092,033        (592,019)
     Income taxes payable                            352,192             -
     Accrued liabilities                            (311,273)        119,360
     Billings in excess of costs and estimated
       earnings on uncompleted contracts          (1,140,633)        671,937
                                                ------------    ------------
         Net cash (used) by operating activities    (960,139)       (219,688)
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificate of deposit                    -            (5,851)
   Purchase of property and equipment               (125,520)       (177,314)
                                                ------------    ------------
         Net cash (used in) investing
           activities                               (125,520)       (183,165)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change on the lines-of-credit                (267,000)         (7,000)
   Proceeds from issuance of debt                        -           496,378
   Repayments of debt                               (114,113)        (79,073)
                                                ------------    ------------
         Net cash provided (used) by
           financing activities                     (381,113)        410,305
                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      (1,466,772)          7,452
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     1,751,299         118,887
                                                ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $    284,527    $    126,339
                                                ============    ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         June 30, 1999 and 1998

1.   INTERIM FINANCIAL STATEMENTS
The consolidated balance sheet as of June 30, 1999, and the related consolidated statements of operations for the three months and for the six months ended June 30, 1999 and statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in Form 10-K.


2.   STOCK OPTIONS
On March 8, 1999, the Company issued 4,798,800 stock options to employees as part of the 1998 Stock Option Plan approved by the Company's shareholders at its 1998 annual meeting. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. As of June 30, 1999, none of the options have been exercised. The options can be exercised over a period ranging from 5 - 10 years from issuance.

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

As a result of this change, to which the Company's independent public accounting firm concurs, the Company recorded a one-time extraordinary charge to income as of January 1, 1998. The amount of this charge was $754,296 net of the related tax effect of $593,119. The results for the three and six month periods ended June 30, 1998 have been restated to reflect the change in accounting principle from the amounts originally reported on the Company's Form 10QSB for the second quarter of 1998.


4.   OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 is effective for fiscal years beginning after June 15, 2000 as modified by Statement No. 137. The Company has determined that FAS 133 will not have a material impact on the financial statements because the Company does not have material foreign exchange, commodities or interest rate risk, and therefore does not enter into derivatives contracts often.

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

The Company's export sales were $874,988 and $2,472,193 for the six months ended June 30, 1999 and 1998, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the six months ended June 30, 1999 and 1998.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                        1999
                                ---------------------------------------------------
                                DOMESTIC    INTERNATIONAL  OTHER        TOTAL
                                --------    -------------  -----        -----
Revenues                       $38,465,487   $  874,988    $     -      $39,340,475

Costs                          $34,837,817   $  657,848    $2,372,077   $37,867,742

Segment profit                 $ 3,627,670   $  217,140   $(2,372,077)  $ 1,472,733

Assets                         $25,790,242   $  763,268    $  979,319   $27,532,829

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (CONTINUED)


                                                        1998
                                ---------------------------------------------------
                                DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                                --------    -------------   -----        -----
Revenues                       $ 8,625,110   $2,472,193    $     -      $11,097,303

Costs                          $ 7,282,187   $1,858,685    $2,164,451   $11,305,323

Segment profit                 $ 1,342,923   $  613,508   $(2,164,451)  $  (208,020)

Assets                         $ 6,549,838   $  181,814    $1,110,613   $ 7,842,265

6.   BACKLOG
The Company has a backlog of $25,544,805 at June 30, 1999, compared to an adjusted backlog amount of $17,601,061 for the similar period ended in 1998. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.


7.   SUBSEQUENT EVENTS
On July 12, 1999, the Company commenced a private placement of Units, each of which consists of 200,000 shares of the Company's Common Stock and 200,000 Class C Warrants to purchase Common Stock exercisable over a four year period. The offering is being made on a "best-efforts, minimum-maximum" basis, with $1,000,000 as the minimum which must be sold in order for the Company to receive any proceeds from the placement, and $2,000,000 as the maximum. The Placement Agent for the offering is Westminster Securities Corporation, a subsidiary of Laidlaw & Co. The offering is currently scheduled to terminate on September 10, 1999.

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

     The Company derives revenue primarily from the following sources: new cooling tower sales, retrofits to existing cooling tower construction repair projects and spare parts and supplies to existing cooling tower customers. The Company custom designs and constructs wooden, fiberglass and concrete towers for its customer base worldwide.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the three month period ended June 30, 1999, total tower revenue increased 273.6% to $25,311,604 as compared to $6,774,297 for the three month period ended June 30, 1998. International revenues comprised 2.9% of total revenues in 1999 versus 17.8% in 1998.

     Contracts awarded ("bookings") during the three -month period ended
June 30, 1999 increased 92.7% from 1998. The increase in bookings awarded is due to an overall increase in the number of projects won and increased selling expenses to take advantage of market opportunities. Backlog decreased from $34,200,281 at March 31, 1999 to $25,544,805 at June 30, 1999.

     The Company's cost of sales increased 316.1% from $5,635,317 in 1998 to $23,446,691 in 1999. As a percentage of revenues, cost of sales increased from 83.2% in 1998 to 92.6% in 1999. Management anticipates that the actual gross margins for calendar year 1999 will be slightly less than 1998 operating results. The absolute increase in cost of sales resulted primarily from a 273.6% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 14.0% from $1,143,448 in 1998 to $1,303,054 in 1999 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses decreased from 16.9% in 1998 to 5.2% in 1999. As a percentage of new bookings which increased 92.7%, these expenses decreased from 13.2% in 1998 to 7.8% in 1999. As anticipated, management believes that past investments in personnel resources continue to have a favorable impact on the Company and its operating results.

     Research and development costs decreased to $12,883 in 1999 from $56,285 in 1998. These costs include a portion of the research and development facility in Idaho.

     Operating income, based on the explanations noted above, was $548,976 in 1999 compared to an operating loss of ($60,753) during the comparable period in 1998.

     Other income and expense primarily consisted of interest expense, which increased slightly, related to the Company's various debt financings. Income taxes (benefit) increased from a benefit of ($40,449) with an effective 44% tax rate in 1998 to a tax expense of $130,980 with an effective tax rate of 26% in 1999.

     Net income (loss) available to common stockholders improved from a loss of ($51,441) in the three month period ended June 30, 1998 to a net income of $367,361 in the similar period in 1999. This amount includes a preferred stock dividend of $4,999 for the three months ended June 30, 1999. Basic and fully diluted income (loss) per share was $0.0012 in the three-month period ended June 30, 1999 and ($0.0002) in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the six-month period ended June 30, 1999, total tower revenue increased 254.5% to $39,340,475 as compared to $11,097,303 for the six month period ended June 30, 1998. International revenues comprised 2.2% of total revenues in 1999 versus 20.8% in 1998.

     Contracts awarded ("bookings") during the six-month period ended June
30, 1999 increased 135.6% from 1998. The increase in bookings awarded is due to an overall increase in the number of projects won and increased selling expenses to take advantage of market opportunities. Backlog decreased from $27,155,058 at December 31, 1998 to $25,544,805 at June 30, 1999.

     The Company's cost of sales increased 288.3% from $9,140,872 in 1998 to $35,495,665 in 1999. As a percentage of revenues, cost of sales increased from 82.4% in 1998 to 90.2% in 1999. The absolute increase in cost of sales resulted primarily from a 254.5% increase in corresponding revenues. Management anticipates that the actual gross margins for calendar year 1999 will be slightly less than 1998 operating results. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 14.5% from $2,056,134 in 1998 to $2,353,464 in 1999 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses decreased from 18.5% in 1998 to 6.0% in 1999. As a percentage of new bookings, which increased 135.6%, these expenses decreased from 12.8% in 1998 to 6.2% in 1999. Management believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Research and development costs decreased to $18,613 in 1999 from $108,317 in 1998. These costs include a portion of the research and development facility in Idaho.

     Operating income , based on the explanations noted above, was $1,472,733 in 1999 compared to a loss of ($208,020) in 1998 during the similar six month period.

     Other income and expense primarily consisted of interest expense. Income taxes (benefit) increased from a benefit of ($118,507) with an effective 44.0% tax rate in 1998 to a tax expense of $414,933 with an effective tax rate of 31.0% in 1999.

     Net income (loss) was ($150,771) in the six-month period ended June 30, 1998 compared to a net income of $923,562 in the similar period in 1999. Basic and fully diluted income (loss) per share was ($0.0031) in the six-month period ended June 30, 1998 and $0.0031 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had working capital of $2,536,920 compared to a working capital deficit of $42,698 at June 30, 1998. The Company's cash flow provided by and used in its operating, investing and financing activities during the first six months of 1999 and 1998 are as follows:

                                                     1999            1998
                                                     ----            ----

Operating activities                            $   (960,139)   $   (219,688)
Investing activities                                (125,520)       (183,165)
Financing activities                                (381,113)        410,305
                                                ------------    ------------
      Net increase (decrease) in
        cash and cash equivalents               $ (1,466,772)   $      7,452
                                                ============    ============

     The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume and expansion into new business opportunities the Company's operating activities will require a cash investment during the remainder of the year. Management believes that its current debt facilities and possible capital market funding will be sufficient for its operational cash investment requirements during the next four quarters.

     At June 30, 1999, net costs in excess of billings and estimated earnings on uncompleted contracts were $9,484,122 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $115,376 at June 30, 1998. The majority of this increase related to two projects where contractual requirements and the timing of the progress on the projects led to the increase. Subsequent to June 30, 1999 the investment has been reduced to be consistent with historical amounts.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer software and equipment, vehicles and office equipment for anticipated growth.

     The Company has a line of credit with a commercial lender totaling $1,775,000 to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of June 30, 1999, $1,200,000 was outstanding on this line of credit. The line matures on September 15, 1999. Management expects that this line of credit will be refinanced into a long-term obligation when the obligation becomes due.
The interest rate on the note is tiered as follows - 5.85% on the first $745,000 and 8.75% on the remaining portion. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,131 per month on the certificates of deposit securing the Company notes.

     The Company also has a line of credit with a commercial lender totaling $1,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and matures on September 15, 1999. As of June
30, 1999, there was an outstanding balance of $76,000 on this line of credit.

     The Company has term loans secured by the Small Business Administration with an outstanding balance at June 30, 1999 of $443,682. Scheduled principal payments on these term notes are $103,692 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at June 30, 1999 was $72,440 with scheduled principal payments over the next twelve months of $35,529 with interest rates ranging from 9.5% to 10.75%.

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

                       PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company was held on June 30, 1999 at 10:00 a.m. at the Company's principal offices in Golden, Colorado. A total of 268,842,022 shares of Common Stock, which is 91.2% of the shares outstanding on June 4, 1999, were represented at the meeting, either in person or by proxy. The only proposal submitted to the shareholders was the election of the Company's Board of Directors. The following directors were elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualities:

          NOMINEE                FOR             WITHHELD
          -------                ---             --------

          George A. Kast      268,832,022         10,000
          Gary L. Brown       268,832,022         10,000

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibit required by Item 601 of Regulation S-B is filed herewith:

          Exhibit No.    Description
          -----------    -----------

             27           Financial Data Schedule

     (b) There were no current reports on Form 8-K filed during the quarter ended June 30, 1999.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL WATER TECHNOLOGIES, INC.


Date:  August 13, 1999        By: /s/ George A. Kast
                                 ----------------------------------------
                                 George A. Kast, President, Chief Executive
                                 Officer and Chairman of the Board


Date:  August 13, 1999        By: /s/ Martin L. Hout
                                 ----------------------------------------
                                 Martin L. Hout, Chief Financial Officer