Form 10QSB
period 1999-09-30
GLOBAL WATER TECHNOLOGIES INC
filed 1999-11-15
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999
                                                ---------------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER          33-37513-D
                       ---------------------------

                     GLOBAL WATER TECHNOLOGIES, INC.
    -----------------------------------------------------------------
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


Shares of Common Stock, $0.00001 par value, outstanding as of November 15, 1999: 308,354,250.
      ------------


Transitional Small Business Disclosure Format      Yes     No X
                                                      ---    ---

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months and nine
                                                  months ended September 30,
                                                  1999 and 1998

          Consolidated Balance Sheet              As of September 30, 1999

          Consolidated Statements of Cash Flows   Nine months ended
                                                  September 30, 1999 and 1998

          Notes to Financial Statements           September 30, 1999 and 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds


Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                              ------------------------------
                                          September 30, 1999  September 30, 1998
                                          ------------------  ------------------

Net revenues:
   United States                                $ 11,121,979    $  7,144,239
   International                                   3,403,757       1,709,463
                                                ------------    ------------
       Total revenues                             14,525,736       8,853,702
                                                ------------    ------------

Costs and expenses:
   Cost of sales                                  13,291,969       7,388,393
   Selling, general and administrative             1,371,736       1,246,959
   Research and development                            4,869          66,373
                                                ------------    ------------
       Total costs and expenses                   14,668,574       8,701,725
                                                ------------    ------------

Operating income (loss)                             (142,838)        151,977

Other income (expense):
   Interest expense, net                             (94,100)        (45,670)
   Other, net                                            100          11,472
                                                ------------    ------------

Income (loss) before income taxes                   (236,838)        117,779

Income taxes (benefit)                               (73,419)         51,845
                                                ------------    ------------

Net income (loss) before preferred dividend         (163,419)         65,934

Preferred stock dividend                               5,000           2,630
                                                ------------    ------------

Net income (loss) for common stockholders       $   (168,419)   $     63,304
                                                ============    ============

Income (loss) per share:
   Basic weighted average shares outstanding     294,999,631     294,050,000
   Basic income (loss) per share                $    (0.0006)   $     0.0002
                                                ============    ============

   Fully diluted weighted average shares
     outstanding                                 294,999,631     294,050,000
   Fully diluted income (loss) per share        $    (0.0006)   $     0.0002
                                                ============    ============




The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Nine Months Ended
                                                     -----------------
                                          September 30, 1999  September 30, 1998
                                          ------------------  ------------------

Net revenues:
   United States                                $ 49,587,466    $ 15,769,349
   International                                   4,278,745       4,181,656
                                                ------------    ------------
       Total revenues                             53,866,211      19,951,005
                                                ------------    ------------

Costs and expenses:
   Cost of sales                                  48,787,634      16,529,265
   Selling, general and administrative             3,725,200       3,303,093
   Research and development                           23,482         174,690
                                                ------------    ------------
       Total costs and expenses                   52,536,316      20,007,048
                                                ------------    ------------

Operating income (loss)                            1,329,895         (56,043)

Other income (expense):
   Interest expense, net                            (231,140)       (110,865)
   Other, net                                          2,902          15,469
                                                ------------    ------------

Income (loss) before income taxes                  1,101,657        (151,439)

Income taxes (benefit)                               341,514         (66,662)
                                                ------------    ------------

Net income (loss) before preferred dividend          760,143         (84,777)

Preferred stock dividend                              15,000           2,630
                                                ------------    ------------

Net income (including the effect of a change in
   accounting principle for the previous year)       745,143         (87,407)

Cumulative effect of a change in an accounting
   principle - net of $593,119 of related tax
   effect                                               -           (754,296)
                                                ------------    ------------

Net income (loss) available for common
 stockholders                                   $    745,143    $   (841,703)
                                                ============    ============

Income (loss) per share:
   Basic weighted average shares outstanding     294,903,243     294,050,000
   Basic income per share - prior to accounting
     change                                           0.0025         (0.0003)
   Cumulative effect of accounting change               -            (0.0026)
                                                ------------    ------------
   Basic income (loss) per share available
     for common                                 $     0.0025    $    (0.0029)
                                                ============    ============

   Fully diluted weighted average shares
     outstanding                                 295,498,872     294,050,000
   Fully diluted income per share - prior to
     accounting change                                0.0025         (0.0003)
   Cumulative effect of accounting change               -            (0.0026)
                                                ------------    ------------
   Fully diluted income (loss) per share        $     0.0025    $    (0.0029)
                                                ============    ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        As of September 30, 1999

ASSETS
------
Current assets:
   Cash and cash equivalents                               $    626,330
   Trade accounts receivable, net of allowance for
      doubtful accounts of $273,884                          17,708,483
   Other receivables                                            713,721
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                4,327,329
   Inventories                                                  751,346
   Prepaid expenses                                             525,025
                                                           ------------
         Total current assets                                24,652,234
                                                           ------------

Property and equipment, net                                     683,445
Intangibles, net of amortization                                 32,993
Deposits                                                         51,555
                                                           ------------
                                                           $ 25,420,227
                                                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                    $  2,643,002
   Accounts payable                                          16,306,531
   Accrued liabilities                                        1,646,346
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                  709,722
   Income taxes payable                                         567,119
                                                           ------------
         Total current liabilities                           21,872,720
                                                           ------------

Long-term debt                                                  279,376
Deferred income taxes                                            63,500

Stockholders' equity:
   Preferred stock, $0.00001 par value, 20,000,000
      shares authorized:
      -  Series A; 1,000,000 shares authorized
         issued and outstanding; stated at redemption
         value of $0.0001                                           100
      -  Series B; 1,000 shares authorized, 250 shares
         issued and outstanding; stated at redemption
         value of $1,000                                        250,000
   Common stock, $0.00001 par value; 800,000,000
      shares authorized; 308,229,250 shares issued
      and outstanding                                             3,082
   Capital in excess of par value                             1,502,284
   Retained earnings                                          1,449,165
                                                           ------------
         Total stockholders' equity                           3,204,631
                                                           ------------
                                                           $ 25,420,227
                                                           ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Nine Months Ended
                                                 ------------------------
                                          September 30, 1999  September 30, 1998
                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $    745,143    $   (841,703)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
     Depreciation                                    147,808         127,502
     Amortization                                      8,253           8,253
     Decrease in deferred income taxes              (121,137)       (191,342)

     (Increase) decrease in working capital:
       Trade accounts receivable                  (9,502,921)       (881,308)
       Other receivables                            (602,356)        (54,631)
       Costs and estimated earnings in excess
        of billings on uncompleted contracts        (703,791)       (345,744)
       Income taxes receivable                        60,960        (604,338)
       Inventories                                  (432,888)       (223,213)
       Prepaid expenses                             (360,721)        (66,811)
       Deposits                                       54,465         (53,327)
       Accounts payable                            8,940,059       1,621,513
       Income taxes payable                          353,508             -
       Accrued liabilities                          (238,604)        474,382
       Billings in excess of costs and
        estimated earnings on uncompleted
        contracts                                   (976,446)        158,264
                                                ------------    ------------
         Net cash (used) by
          operating activities                    (2,628,668)       (872,503)
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Redemption of certificate of deposit                  -           222,836
   Purchase of property and equipment               (205,944)       (198,529)
                                                ------------    ------------
         Net cash (used in) investing activities    (205,944)         24,307
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change on the lines-of-credit                 957,000         116,476
   Proceeds from issuance of stock                   960,500         250,000
   Proceeds from issuance of debt                        -           496,378
   Repayments of debt                               (207,857)       (125,357)
                                                ------------    ------------
         Net cash provided (used) by
          financing activities                     1,709,643         737,497
                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      (1,124,969)       (110,699)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     1,751,299         118,887
                                                ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $    626,330    $      8,188
                                                ============    ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 1999 and 1998

1.  INTERIM FINANCIAL STATEMENTS
The consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations for the three months and for the nine months ended September 30, 1999 and statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in Form 10-K.

2.  STOCK OPTIONS
On March 8, 1999, the Company issued 4,798,800 stock options to employees as part of the 1998 Stock Option Plan approved by the Company's shareholders at its 1998 annual meeting. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. As of September 30, 1999, none of the options have been exercised. The options can be exercised over a period ranging from 5 - 10 years from issuance.

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

3.  STOCK ISSUED IN PRIVATE PLACEMENT
On July 12, 1999, the Company commenced a private placement of Units, each of which consists of 250,000 shares of the Company's Common Stock and 250,000 Class C Warrants to purchase Common Stock exercisable over a four year period. The offering was made on a "best-efforts, minimum-maximum" basis, with $1,000,000 as the minimum which must be sold in order for the Company to receive any proceeds from the placement, and $2,000,000 as the maximum. The Placement Agent for the offering was Westminster Securities Corporation, a subsidiary of Laidlaw & Co. The offering concluded on October 15, 1999.

The Company, after expenses, fees, commissions and other costs, received $960,500 of additional equity prior to September 30, 1999. Proceeds will be used for banking and bonding requirements, expansion and development of existing business units and for working capital.

4.  CONVERSION OF OUTSTANDING SERIES A PREFERRED STOCK
On September 25, 1997, the Company and PSI consummated an Agreement and Plan of Reorganization whereby the Company acquired all of the issued and outstanding common shares of PSI in exchange for the issuance of 261,382,500 shares of the Company's Common Stock and

1,000,000 shares of a newly authorized Series A non-voting preferred stock ("Preferred Stock"). Each share of Preferred Stock is convertible into 290 shares of Common Stock upon attainment of gross annual sales of $60,000,000 for the Company and its subsidiaries, but only if such annual sales goal is reported not later than the due date of the Company's Annual Report on Form 10-K for the fiscal year ending in 2002. As of September 30, 1999, the Company's management believes that it is more likely than not that the $60 million of gross annual sales will be achieved in 1999.

5.  CHANGE IN ACCOUNTING PRINCIPLE
On November 11, 1998, the Board of Directors approved the Company's decision to change, retroactive to January 1, 1998, its application of the percentage of completion method of accounting for revenues and costs of long-term construction contracts related to new cooling towers which is the Company's primary market.

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

As a result of this change, to which the Company's independent public accounting firm concurs, the Company recorded a one-time extraordinary charge to income as of January 1, 1998. The amount of this charge was $754,296 net of the related tax effect of $593,119. The results for the three and nine month periods ended September 30, 1998 have been restated to reflect the change in accounting principle from the amounts originally reported on the Company's Form 10QSB for the third quarter of 1998.

6.  OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 is effective for fiscal years beginning after June 15, 2000 as modified by Statement No. 137. The Company has determined that FAS 133 will not have a material impact on the financial statements because the Company does not have material foreign exchange, commodities or interest rate risk, and therefore does not enter into derivatives contracts often.

7.  BUSINESS SEGMENT DATA
In June 1997 the Financial Accounting Standards Board issued Statement No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (FAS 131). The Company adopted FAS 131 effective January 1, 1998.

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

The Company's export sales were $4,278,745 and $4,181,656 for the nine months ended September 30, 1999 and 1998, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the nine months ended September 30, 1999 and 1998.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                1999
                        ---------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $49,587,466   $4,278,745    $      -      $53,866,211

Costs                  $46,231,829   $2,555,805    $ 3,748,682   $52,536,316

Segment profit         $ 3,355,637   $1,722,940    $(3,748,682)  $ 1,329,895

Assets                 $22,871,613   $  903,150    $ 1,645,464   $25,420,227

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONTINUED)


                                                1998
                        ---------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $15,769,349   $4,181,656    $      -      $19,951,005

Costs                  $12,959,854   $3,569,411    $ 3,477,783   $20,007,048

Segment profit         $ 2,809,495   $  612,245    $(3,477,783)  $   (56,043)

Assets                 $ 8,662,352   $  217,549    $ 1,307,928   $10,187,829


8.  BACKLOG
The Company has a backlog of $28,584,257 at September 30, 1999, compared to an adjusted backlog amount of $14,440,316 for the similar period ended in 1998. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

   Total revenues were derived from engineering, erection, retrofits and spare parts of cooling towers. For the three month period ended September 30, 1999, total tower revenue increased 64.1% to $14,525,736 as compared to $8,853,702 for the three month period ended September 30, 1998. International revenues comprised 23.4% of total revenues in 1999 versus 19.3% in 1998.

   Contracts awarded ("bookings") during the three -month period ended September 30, 1999 increased 83.7% from 1998. The increase in bookings awarded is due to an overall increase in the number of projects won and increased selling expenses to take advantage of market opportunities. Backlog increased from $25,544,805 at June 30, 1999 to $28,584,257 at September 30, 1999.

   The Company's cost of sales increased 79.9% from $7,388,393 in 1998 to $13,291,969 in 1999. As a percentage of revenues, cost of sales increased from 83.4% in 1998 to 91.5% in 1999.

Management anticipates that the actual gross margin percentages for calendar year 1999 will be less than 1998 operating results. The absolute increase in cost of sales resulted primarily from a 64.1% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

   Selling, general and administrative expenses increased 10.0% from $1,246,959 in 1998 to $1,371,736 in 1999 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses decreased from 14.1% in 1998 to 9.4% in 1999. As a percentage of new bookings which increased 83.7%, these expenses decreased from 13.0% in 1998 to 7.8% in 1999. As anticipated, management believes that past investments in personnel resources continue to have a favorable impact on the Company and its operating results.

   Research and development costs decreased to $4,869 in 1999 from $66,373 in 1998. These costs include a portion of the research and development facility in Idaho.

   Operating (loss), based on the explanations noted above, was ($142,838) in 1999 compared to an operating income of $151,977 during the comparable period in 1998.

   Other income and expense primarily consisting of interest expense, increased to $94,100 from $45,670 due to the Company's various debt financings. Income taxes (benefit) decreased from an expense of $51,845 with an effective 44% tax rate in 1998 to a tax benefit of ($73,419) with an effective tax rate of 31% in 1999.

   Net income (loss) available to common stockholders was a loss of ($168,419) in the three month period ended September 30, 1999 compared to a net income of $63,304 in the similar period in 1998. This amount includes a preferred stock dividend of $5,000 for the three months ended September 30, 1999 and $2,630 for 1998. Basic income (loss) per share was ($0.0006) in the three-month period ended September 30, 1999 and $0.0002 in 1998. Fully diluted income (loss) per share was ($0.0006) per share in the period ended September 30, 1999 and $0.0002 in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

   Total revenues were derived from engineering, erection, retrofits and spare parts of cooling towers. For the nine-month period ended September 30, 1999, total tower revenue increased 170.0% to $53,866,211 as compared to $19,951,005 for the nine month period ended September 30, 1998. International revenues comprised 7.9% of total revenues in 1999 versus 21.0% in 1998.

   Contracts awarded ("bookings") during the nine-month period ended September 30, 1999 increased 116.2% from 1998. The increase in bookings awarded is due to an overall increase in the number of projects won and increased selling expenses to take advantage of market opportunities. Backlog increased from $27,155,058 at December 31, 1998 to $28,584,257 at September 30, 1999.

   The Company's cost of sales increased 195.2% from $16,529,265 in 1998 to $48,787,634 in 1999. As a percentage of revenues, cost of sales increased from 82.8% in 1998 to 90.6% in 1999. The absolute increase in cost of sales resulted primarily from a 170.0% increase in corresponding revenues. Management anticipates that the actual gross margin percentages for calendar year 1999 will be less than 1998 operating results. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

   Selling, general and administrative expenses increased 12.8% from $3,303,093 in 1998 to $3,725,200 in 1999 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses decreased from 16.6% in 1998 to 6.9% in 1999. As a percentage of new bookings, which increased 116.2%, these expenses decreased from 12.9% in 1998 to 6.7% in 1999. Management believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

   Research and development costs decreased to $23,482 in 1999 from $174,690 in 1998. These costs include a portion of the research and development facility in Idaho.

   Operating income, based on the explanations noted above, was $1,329,895 in 1999 compared to a loss of ($56,043) in 1998 during the similar nine month period.

   Other income and expense primarily consisted of interest expense. Income taxes (benefit) increased from a benefit of ($66,662) with an effective 44.0% tax rate in 1998 to a tax expense of $341,514 with an effective tax rate of 31.0% in 1999.

   Net income (loss) before the accounting change was ($87,407) in the nine-month period ended September 30, 1998 compared to a net income of $745,143 in the similar period in 1999. Basic income (loss) per share was ($0.0029) in the nine-month period ended September 30, 1998 and $0.0025 in 1999. Fully diluted income (loss) per share was ($0.0029) in the nine month period ended September 30, 1998 and $0.0025 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1999, the Company had working capital of $2,779,514 compared to working capital of $240,857 at September 30, 1998. The Company's cash flow provided by and used in its operating, investing and financing activities during the first nine months of 1999 and 1998 are as follows:
                                                     1999            1998
                                                     ----            ----

Operating activities                            $ (2,628,668)   $   (872,503)
Investing activities                                (205,944)         24,307
Financing activities                               1,709,643         737,497
                                                ------------    ------------
    Net increase (decrease) in
      cash and cash equivalents                 $ (1,124,969)   $   (110,699)
                                                ============    ============

     The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume and expansion into new business opportunities the Company's operating activities will require a cash investment during the remainder of the year. Financing cash flows for 1999 include $960,500 received as of September 30 in the Company's private placement. Management believes that its current debt facilities will be sufficient for its operational cash investment requirements during the next four quarters.

     At September 30, 1999, net costs in excess of billings and estimated earnings on uncompleted contracts were $3,617,607 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $2,383,668 at September 30, 1998.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer software and equipment, vehicles and office equipment for anticipated growth.

     The Company has a line of credit with a commercial lender totaling $1,775,000 to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of September 30, 1999, $1,600,000 was outstanding on this line of credit. The line matures on December 15, 1999. Management expects that this line of credit will be refinanced into a long-term obligation when the obligation becomes due.
The interest rate on the note is tiered as follows - 5.85% on the first $745,000 and 9.25% on the remaining portion. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,131 per month on the certificates of deposit securing the Company notes.

     The Company also has a line of credit with a commercial lender totaling $2,000,000 to finance its working capital needs on foreign projects. The line increased to $2,000,000 from $1,000,000 on September 20, 1999. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and matures on September 15, 2000. As of September 30, 1999, there was an outstanding balance of $900,000 on this line of credit.

     The Company has term loans secured by the Small Business Administration with an outstanding balance at September 30, 1999 of $364,106. Scheduled principal payments on these term notes are $121,642 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at September 30, 1999 was $58,271 with scheduled principal payments over the next twelve months of $21,360 with interest rates ranging from 9.5% to 10.75%.

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

                       PART II - OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
In September 1999, the Company issued and sold 54 Units, each of which consisted of 250,000 shares of Common Stock and 250,000 Class C Common Stock Purchase Warrants, to 24 accredited investors. The Units were sold in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Rule 506 adopted thereunder. The placement agent for the offering was Westminster Securities Corporation, which received compensation in the form of commissions equal to 8% of total proceeds and a 2% non-accountable expense allowance. In addition, the placement agent, or its designees, received 1,350,000 Class C Warrants and an option to purchase 1,350,000 shares and 1,350,000 Class C Warrants. The offering terminated on October 15, 1999.

The Company, after expenses, fees, commissions and other costs, received $960,500 of additional equity prior to September 30, 1999. Proceeds will be used for banking and bonding requirements, expansion and development of existing business units and for working capital.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

          Exhibit No.    Description
          -----------    -----------

               27        Financial Data Schedule

     (b) There were no current reports on Form 8-K filed during the quarter ended September 30, 1999.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL WATER TECHNOLOGIES, INC.


Date:  November 15, 1999           By:   /s/ George A. Kast
                                      -----------------------------
                                        George A. Kast, President, Chief
                                        Executive Officer and Chairman of
                                        the Board


Date:  November 15, 1999           By:   /s/ Martin E. Hout
                                      -----------------------------
                                        Martin E. Hout, Chief Financial
                                        Officer and Treasurer