Form 10KSB40
period 1999-12-31
GLOBAL WATER TECHNOLOGIES INC
filed 2000-03-21
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
          December 31, 1999
          -----------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to __________

COMMISSION FILE NUMBER:  33-37513-D
                         ----------

                     GLOBAL WATER TECHNOLOGIES, INC.
                     -------------------------------
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

Issuer's revenues for its most recent fiscal year:  $67,952,967
                                                    -----------

Aggregate market value of voting stock held by non-affiliates as of March 17, 1999: $41,848,594
                 -----------

Shares of Common Stock, $0.00001 par value, outstanding as of March 21, 1999: 344,215,360
       -----------

Documents incorporated by reference:  None
                                      ----

                            TABLE OF CONTENTS
                                                                     Page
                                                                     ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
     Item 1.  Description of Business. . . . . . . . . . . . . . . . . .3
     Item 2.  Description of Property. . . . . . . . . . . . . . . . . 13
     Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . 14
     Item 4.  Submission of Matters to a Vote of Security Holders. . . 14

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
     Item 5.  Market Price of the Registrant's Common Stock and
               Related Security Holder Matters.. . . . . . . . . . . . 15
     Item 6.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.. . . . . . . . . . 16
     Item 7.  Financial Statements.. . . . . . . . . . . . . . . . . . 28
     Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.. . . . . . . . . . 28

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
     Item 9.  Directors and Executive Officers, Promoters and
               Control Persons; Compliance With Section 16(a) of
               the Exchange Act. . . . . . . . . . . . . . . . . . . . 29
     Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . 31
     Item 11.  Security Ownership of Certain Beneficial Owners
                    and Management.. . . . . . . . . . . . . . . . . . 36
     Item 12.  Certain Relationships and Related Transactions. . . . . 37
     Item 13.  Exhibits, Financial Statements and Reports on
                    Form 8-K.. . . . . . . . . . . . . . . . . . . . . 39

                     GLOBAL WATER TECHNOLOGIES, INC.

                               FORM 10-KSB

                       FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in this report and contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 16 below.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Global Water Technologies, Inc. ("GWT"), through our wholly owned subsidiary, Psychrometric Systems, Inc. ("PSI"), provides process cooling water primarily through the design, engineering and project management of cooling towers to industrial and manufacturing clients worldwide. Applied Water Technologies, Inc. ("AWT"), another subsidiary of GWT, provides our customers with proprietary environmentally sound water treatment systems and services which are designed to meet the growing need for water purification and re-use worldwide. Global Water Services, Inc. ("GWS"), another wholly owned subsidiary of GWT, provides total cooling water solutions and service programs to our customer base, including cooling water systems and water treatment services. Global Water Technologies, Inc. trades over-the-counter bulletin board under the symbol "GWTR."
Except as otherwise noted, all references to GWT also include our three (3) subsidiaries.

     We primarily market our products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries);
petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing water cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Illinois Power, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel and other large corporations around the world.

     We custom design industrial water cooling towers for our customer base in a competitive bid job award process. We provide value engineering and specific water cooling tower designs to our customer base. Although influenced by many factors, we believe competitive pricing is one of the main criteria for job awards. Based on customer requirements, we design water cooling towers using structural members manufactured from wood, fiberglass and concrete. Light manufacturing of wooden and fiberglass structural components is done at our facilities for selected jobs prior to treatment procedures. Component parts are subcontracted and ordered from various suppliers to be shipped directly to the job site. For domestic projects, crews that we manage or independent subcontractors erect the water cooling tower in the field. The field erection normally takes between four to six weeks for the typical two to three cell cooling tower. The erection at foreign job sites is usually outside of the scope of our responsibility. From contract award to final completion of the structure, a typical project will last four to six months.

     From time to time, we may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, we do not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on our revenues.

     We utilize proprietary software products and know-how to design and estimate costs for potential projects. Although not copyrighted or patented, we believe that the proprietary information is integral to our ability to accurately and reliably design water cooling towers to meet the desired specifications and to estimate job costs. This know-how is augmented by key knowledgeable employees.

     PSI was named as one of America's 50 Hottest New Small Businesses by ENTREPRENEUR magazine in early 1996, achieving a ranking of #30 within the group of 50. The Small Business Administration named PSI "The Small Business Exporter of the Year" in 1997 for Region VIII, which includes Colorado. In June 1998 GWT's President and Chief Executive Officer, George Kast, was named an Entrepreneur of the Year for the Rocky Mountain Region. Mr. Kast received top honors in the category of "High-Tech Manufacturing and Design."

THE WATER COOLING TOWER MARKET

     Water cooling towers are designed to reject heat from process operations into the atmosphere through evaporation and direct heat transfer. Hot water is pumped to the top of the cooling tower and distributed over the fill media through various nozzle apertures. The fill media is designed to maximize the air/water interface to improve the efficiency of the heat rejection. As the air comes into contact with the hot water from the process, some water evaporates causing a reduction in heat for the remaining water. Fans placed on the top of the tower cause air to be drawn in from the sides and the bottom of the tower in an induced draft design. The induced draft air flow cools the water through direct contact and through evaporation. The evaporated water, now in the form of steam, is ejected through the fan stacks at the top of the tower. The cooler water at the bottom of the tower in the basin, is then re-circulated back into the process where it again absorbs heat until the entire process is repeated. Cooling towers have been used in process industries for nearly 100 years.

     Most process industries with available water that generate heat in the process utilize water cooling towers in their operations. Accordingly, water cooling towers are vital to the continuing operation of these facilities and are considered critical pieces of the plant and equipment. In fact, these processes cannot continue to operate without cooling towers or some other more expensive means to reject heat from these facilities. Water cooling towers can range in price from $10,000 for a small 600 gallon per minute ("GPM") or 250 ton HVAC facility to over $10,000,000 for a heavy industrial or utility customer needing capacities of 300,000 GPM.
GPM is the standard unit of measurement in the industrial water cooling tower segment, while HVAC usage denominates capacity in nominal cooling tons. One ton of cooling is approximately equivalent to 2.5 - 3.0 GPM under humid environmental conditions.

     The water cooling tower market can be subdivided into two main segments, facilities using pre-packaged or factory assembled units and plants employing field erected cooling towers. Industrial water cooling towers are usually stand alone, separate facilities while factory assembled units often are placed on top of office buildings or in close proximity to the heat source adjacent to the building. Factory assembled cooling towers are shipped directly to the end user as a completed unit and installed on site with minimal additional fabrication. These units are typically sold to HVAC and light to medium industrial users. Cooling towers for HVAC applications are normally sized from approximately 30 to 500 nominal tons. Larger tonnages are obtained from either sequencing a number of factory assembled units or constructing small field erected units on site. Field erected cooling towers are constructed on site and are utilized by larger HVAC applications, medium and heavy industrial and utilities. Heavy industrial users require water cooling towers sized from 10,000 to 100,000 GPM and some utility applications range up to 300,000 GPM.

     Accurate information about the water cooling tower industry is difficult to obtain since many cooling tower manufacturers are either privately held and do not divulge market information or are divisions of very large public entities. Furthermore, many existing cooling tower companies operating in the U.S. are owned by foreign entities where reporting requirements are substantially different from U.S. provisions. Limited market information is available from the U.S. Department of Commerce, public SEC information, commissioned private studies and internal intelligence sources. Based on this limited information and management's evaluation of the market, management estimates that the total annual United States water cooling tower market ranges from $500 million to $700 million, and that the total annual worldwide market ranges from $1.5 billion to $2.0 billion.

PRODUCT LINE

     The market we currently serve can be subdivided into two main sub-segments: international water cooling towers and domestic water cooling towers. For the year ended December 31, 1999, the domestic tower revenue recognition represented approximately 88.5% of our revenues, and international tower revenue represented approximately 11.5%. Based upon our current backlog of business and current outstanding bid activity, we believe that future revenue recognition for 2000 will approximate 1999 percentages for international and domestic revenues. Within each of these main sub-segments, the product line can be further divided into new cooling towers and retrofits and repairs of existing towers.

     NEW WATER COOLING TOWERS. New water cooling tower project opportunities come from two major sources: a worldwide network of independent manufacturers representatives and internal sales personnel. Although some projects arise from past sales relationships with customers, most projects are awarded independently. In addition to our direct sales activities, we market new water cooling towers in a number of ways, including sponsorship of trade shows, direct mail solicitation and advertising in various trade publications. We are presently developing a compact disk ("CD"), which will portray our products using interactive illustrations and animation. This CD will be distributed to engineering firms, manufacturers and specialized mailing lists in the industrial water cooling tower market. We also maintain web pages on the worldwide web at http://www.gwtr.com and http://www.psicoolingtowers.com.

     Bids on new water cooling tower projects typically range from $50,000 to $12,000,000 per project. Although we have bid on larger projects, the majority of our projects fall within this range.

     Although there is no typical bidding process, normally the customer or a customer's agent describes the operating performance requirements of the tower. Our personnel assemble a value engineering plan for the given heat load configuration and a cost estimate for the materials, labor, and ancillary equipment to meet the specific performance criteria for the facility. Many factors affect the cost calculation, including water quality, environmental conditions, operating details, local building requirements, structural materials needed, local labor conditions and other factors which affect the cost components of the cooling tower. Some projects may be awarded to the low bidder, while others may have other performance factors as the prime criteria for contract award.

     At the time the job is awarded, final terms and conditions are negotiated including on-site dates, contract terms and conditions, financial performance, warranties and other factors defining the rights and obligations of the parties. Normal payment terms include payment upon completion of the customer engineering package which is followed by additional payments upon completion or partial completion of the material procurement/manufacturing phase and, if applicable, the erection phase. We recognize contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on some water cooling towers arrangements which have both new and retrofit components are segmented between types of services, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined and the costs are incurred. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

     Cost components for new cooling towers include hardware, structural components, water distribution system, heat transfer media, air movement equipment (fans, drive shafts, gearboxes etc.), fanstacks, labor, tools, and freight. Most of the material requirements are purchased from independent outside vendors, custom fabricated for the specific project requirements and shipped directly to job sites. We fabricate some wooden and fiberglass structural materials and other components at leased facilities.

     The customer will often require a thermal performance test and verification as part of the documentation on tower performance. Either our personnel or independent third parties perform these tests. Historically, these performance tests have shown that our products consistently meet or exceed performance design specifications. In addition to the performance tests described above, we provide a limited warranty on our products to be free from material defects for 12 months from start-up or 18 months from shipment, whichever occurs first. Additionally, we have passthrough warranties from our sub-vendors for various components utilized in our cooling towers. We believe that there are no significant warranty issues from products placed in service since inception.

     We have installed environmental friendly plume-abated towers in Japan and the United States. Plume abatement features increase the selling price of the facilities and provides additional customer benefits, such as reduced impact to surrounding deciduous trees and reduction in potential liability caused by condensing water and ice in winter driving conditions. In addition to plume abatement, we have also successfully installed sound abated towers which decrease noise levels and sound pollution.

     RETROFIT MARKET.   In the retrofit or repair market, we have bid on
projects ranging from $5,000 to $5,000,000. We expect to bid on projects in excess of this range in the future as opportunities may arise.
Normally, the customer selects options from a list of possible repair scopes for the existing water cooling tower retrofit project. In approximately 75% of the projects we bid on, a portion of the work scope is based upon a time and material unit price. Most retrofit projects do not require drawings or extensive engineering work. Profit is recognized on a percentage-of-completion basis.

     Retrofit projects could have significant change orders as compared to the total price of the contract. Change orders from retrofit projects arise due to the uncertainty surrounding the job scope at the time of the bid. Often, existing towers are operating when job walkthroughs are performed to determine the scope of the repairs necessary. Other damaged areas in need of repair can only be observed and retrofitted after the crew has begun their retrofit work and the damaged area is exposed for observation.

SUPPLIERS, VENDORS AND SPARE PARTS

     We utilize selected vendors for our sub-component requirements. In a limited number of cases, specific manufacturers have worked in conjunction with us to supply components to customers under common marketing programs. Because we have access to a broad number of suppliers which we work with on a regular basis, management believes that the customer can achieve economic benefits by utilizing our buying power when component spare parts are needed. We rely upon the suppliers and vendors to manufacture components to our specifications. We have not experienced any significant delays in obtaining parts and components for our products, and we believe that our relationships with our suppliers are good and that the material availability is adequate.

PRODUCT RESEARCH, DESIGN AND DEVELOPMENT

     We lease a facility in Coeur d'Alene, Idaho, for our research and development requirements. We are evaluating various technologies related to water cooling towers, heat rejection rates, water reuse, disinfection, water treatment and product design at this facility. The facility was staffed by one employee as of December 31, 1999. We plan to continue research and refinement programs at this facility but we have no fixed research and development budget. For the fiscal years ended December 31, 1999, 1998 and 1997, we expended $30,618 and $232,657, and $147,895 respectively, for research and development.

TOTAL WATER TREATMENT SERVICE PROGRAM

     During fiscal 1998, we began offering clean water technology services to water cooling tower customers through our wholly owned subsidiary Applied Water Technologies, Inc. ("AWT"), a Nevada corporation. Historically, water used in cooling towers has been treated with chemicals to prevent or inhibit the formation of scale, bacteria, algae and corrosion at substantial expense. Build-up of the chemicals used in treating the water causes operating inefficiency and necessitates periodic shut-downs for cleaning. Disposal of the contaminated water poses environmental compliance issues for our customers. AWT's clean water technology replaces the need for hazardous chemicals, increases operating efficiency, reduces water use by increasing cycling levels and increases the time between shut-downs for cleaning. It also dramatically reduces the costs associated with water discharge. Retrofits or total cooling water packages are available.

     We believe this environmentally sound approach to the treatment of process cooling water offers many benefits to our customers including reduction in water use, reduced liability from employees' handling of hazardous chemicals and reduction of pollutants being discharged. We will integrate the environmentally sound water treatment service with our other products to bring a total solution to our existing and future customers.
We believe that this integrated "solutions" approach will be attractive to our customer base and will result in longer term contracts with potentially higher profit margins.

     This full service program is intended to enhance our water cooling tower historic business segment by adding scale and corrosion control, filtration and micro-organism and algae control which enable us to guarantee our customers cold, clean water at fixed cost over long-term periods of time. We believe that our total water management program will provide us a competitive advantage because other water treatment competitors do not offer cooling towers and our cooling tower competitors do not generally offer water treatment services.

     AWT's "AquaPhysics" program offers a series of non-chemical treatment technologies, coupled with on-site monitoring and service, to provide a proven environmentally sound approach to cooling water management. The three-phased AquaPhysics systems will employ technologically advanced equipment that comprehensively addresses scale, micro biofouling, corrosion and filtration of suspended solids. The combination of these leading edge technologies results in clean, cold water for optimum cooling efficiency and recycling without the use of storage and handling of hazardous chemicals.

     The total water management program offers a proprietary method of reducing scale deposited from the water inside the pipes. This system, based on eight patented technologies, delivers electric charges through the water passing inside a pipe from a device which is easily fitted around the outside of the pipe. The electric charges in the system cause a solenoid induced molecular agitation which precipitates the calcium carbonate in water causing it to clump into sizes which can then be filtered out of the water flow. Our total water management program also offers a proprietary method of microbiological control through an ionization process which kills bacteria and algae utilizing a silver anode. Filtration to remove suspended solids and insoluble crystals and corrosion control will be provided by purchasing standard products produced by many suppliers. Finally, the total water management program includes a remote monitoring system, which permits us to monitor the temperature and condition of the waterflow and to react quickly to control the system as required.

     We plan to market our non-chemical treatment service primarily by targeting customers with buildings or other facilities with an HVAC focus and to those who recognize the benefits and have requirements for environmental compliance and safety. We plan to market on the basis of guaranteeing an end result, rather than selling technology or equipment, and providing a long-term guarantee for clean and healthy water. The AquaPhysics based program will also be shown to save valuable water resources, with the systems able to cycle the same water up to approximately eight times, as opposed to other chemical based systems which may require water for a once through basis or up to a maximum of three or four cycles before it has to be purged.

     Through 1999, we had invested approximately $400,000 in start-up and related expenses leading to the AWT treatment service program. We initiated service under our first contract which commenced in June 1999. Our initial contract is with Commonwealth Edison and is for a five-year term. Our treatment program serves a closed loop system with HVAC towers and associated piping and systems to cool nuclear fuel after the fuel has been taken out of service at that major Illinois utility's Zion nuclear power plant. The customer will pay a monthly fee from which we will recover our initial investment over a relatively short period, providing an example of the higher margin anticipated from this new business segment.

GWS WATER SERVICE PROGRAM

     Based on years of experience in design, constructing and maintaining water cooling towers, we have continued to develop improved products to assist our customers with efficient removal of heat from their process systems. We typically design and construct towers that exceed the bid specifications provided by its customers for thermal water treatment. Nevertheless, it is natural for all materials used in constructing water cooling towers and the impact of water itself to cause reductions in efficiency as time progresses, particularly if not properly maintained. It is not unusual for efficiency to be reduced 20% to 30% after five to ten years of operation.

     During fiscal 1999, through our wholly owned subsidiary Global Water Services, Inc. ("GWS"), a Nevada corporation, we began offering total cooling water management services, including operating and maintenance services to water cooling tower customers. Traditionally, cooling towers experience a degradation in thermal heat performance over the life of the tower. This decrease in operating performance is due mainly to a shortfall in preventive maintenance practices by cooling tower operators. Because of reductions in water cooling tower efficiency, other plant operations are adversely affected, leading to a reduction in plant output, a decrease in production yields and/or a decline in product quality. These inefficiencies may lead to an adverse impact on plant profitability due to the lack of sufficient cooling water for the facility.

     Through our wholly owned subsidiary GWS, we address this customer need through our proprietary long-term service arrangement which provides total water cooling management services to customers. We believe this approach to the water cooling tower user's industries will lower overall costs, improve efficiencies and provide increased profitability to our customers. We believe that synergies with AWT and PSI will provide many opportunities to improve profitability and increase our market share as these service arrangements are developed over the next few quarters.

     GWS assumes full responsibility, with the approval of our customers, for selecting all the systems, equipment, supplies and water treatment program needed for the serviceing, recruiting, training and managing the operational manpower required under each project. We are not aware of any other companies which provide such a full service program in our industry. We anticipate structuring and pricing our contracts to provide us with increased gross margins as compared to our traditional water cooling tower construction business.

     We believe that GWS' services will differentiate it from competitors as a result of the scope of the equipment, services, technology, systems and water treatment bundled into one service package, all for a monthly fee over a long-term period. We anticipate that our customers will view these service contracts as a long-term solution which will result in significant revenue improvement and substantial cost savings.

     Although GWS currently has no contracts in place, we are pursuing contracts with several major electric utilities and other industrial companies utilizing water cooling towers.

GOVERNMENTAL REGULATION

     We are is subject to the requirements of a number of federal, state and local laws, such as the federal Occupational Safety and Health Act ("OSHA") in the erection and manufacturing of the cooling towers, the Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA"), the Environmental Protection Agency ("EPA") and various state regulatory agencies. We endeavor to comply with all state and federal laws and believe that we are in compliance with all federal, state and local regulations applicable to our business, including environmental regulations.

COMPETITION

     The market for water cooling towers is extremely competitive worldwide. There are approximately 10 manufacturers of new industrial water cooling towers in the United States. There are approximately 15 regional companies providing retrofits and repair services. Our primary competitors internationally consist of the same competitors with which we compete in the United States. Additionally, there are 10-15 companies which compete regionally on an international basis with our products and services.

     The two largest competitors on a worldwide basis are the Marley Cooling Tower Co., a division of United Dominion Industries Limited based in the United States, and Hamon Cooling Towers, a division of the Hamon Group of Belgium. Collectively, these two companies account for approximately 40% of the worldwide industrial water cooling tower market.

     A number of our competitors are substantially larger in size than we are and have greater financial, operating and other resources. Many of these competitors have been in business for a number of years and are well established in the industry.

     In addition, a number of the aforementioned competitors manufacture and market water cooling towers employing fiberglass, wood and concrete materials which are similar to our products. Management believes that our products provide superior value to our customers through service, performance and operating efficiencies. There can be no assurance that competitors will not develop and produce products which are comparable or superior to our product line.

     In the area of water treatment services, we compete with, among others, Nalco Chemical Co. and Hercules, which are publicly traded companies. Market estimates vary extensively for the size of the worldwide water treatment market, but various sources estimates that the total size may approach $300 billion worldwide. All of our competitors in the water treatment market are substantially larger in size than we are, and have greater financial, operating and other resources. These competitors have been in business for a number of years and are well established in the industry.

EMPLOYEES

     As of December 31, 1999, we employed 100 full time individuals in the fields of engineering, management, marketing, accounting, finance, drafting, design, project management, law and administrative support throughout our operations. There were 72 individuals at our corporate headquarters in Golden, Colorado. We utilize an employment service organization to provide field personnel for our projects where the erection of the tower is within our scope of work. These crews have ranged from approximately 30 to 170 individuals and fluctuates in accordance with the total number of projects requiring field installation at any given time. Only crews on selected jobs where union representation is mandatory are subject to a collective bargaining agreement. We believe that relations with our employees are good.

CUSTOMERS

     We had a major customer which accounted for more than 10% of our revenues for the year ended December 31, 1999. This customer accounted for $26.8 million in recognized revenue during 1999 or 39.8% of our total 1999 revenue. We had a major customer accounting for 13.9% of our revenues for the year ended December 31, 1998. We did not have a major customer accounting for more than 10% of our revenues for the year ended December 31, 1997. From time to time, we may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on us.

     We have experienced seasonality in the business over the past few years. In general, the fourth calendar quarter of the year has experienced higher revenues and higher operating income that the other calendar quarters. Management attributes most of this to cooling tower projects following the warmer summer months and to end-of-the-year capital budgets of customers.

BACKGROUND

     GWT was incorporated under the name Fi-Tek VI, Inc. ("Fi-Tek") in the State of Delaware on July 12, 1990, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. In October 1992, Fi-Tek completed an initial public offering, receiving proceeds of $160,000 from the sale of 8,042,500 units, consisting of Common Stock and Class A and Class B Warrants (collectively, the "Warrants"). Fi-Tek's offering was subject to the Colorado Securities Act, which required the placement into escrow of 80% of the net proceeds of the offering ($93,714) until the completion of a transaction or series of transactions whereby at least 50% of the gross proceeds received from the sale of shares in the offering was committed for use in one or more specific lines of business. The escrow condition had not been satisfied as of the fourth anniversary of the initial public offering, and accordingly, Fi-Tek distributed those funds pro rata to those persons who were owners of the shares of Common Stock purchased in the offering. The expiration date of the Warrants which were included in the units sold in the public offering have been extended past their original expiration date, and will now expire April 14, 2001, unless extended.

     On September 25, 1997, Fi-Tek VI and PSI consummated an Agreement and Plan of Reorganization whereby Fi-Tek VI acquired all of the issued and outstanding common shares of PSI in exchange for the issuance of 261,382,500 shares of Common Stock and 1,000,000 shares of a newly-authorized Series A non-voting preferred stock ("Series A Preferred Stock"). Subsequent to the reverse acquisition with PSI, we changed our name from Fi-Tek to Global Water Technologies, Inc. to reflect our focus on the growing water-related market opportunities. The trading symbol for our Common Stock was also changed to "GWTR." Fi-Tek accounted for the transaction as a reverse acquisition under the purchase method of accounting. The fiscal year of Fi-Tek was changed from June 30 to December 31 to correspond to the fiscal year of PSI.

     Each share of Series A Preferred Stock is convertible into 290 shares of Common Stock upon attainment of gross annual sales of $60,000,000, but only if such annual sales is reported not later than the due date of the Annual Report on Form 10-K for the fiscal year ending in 2002, and is subject to redemption at a price of $0.0001 per share in the event the required sales level is not attained. Our revenues for the fiscal year ended December 31, 1999, exceeded $60 million. Accordingly, at the time of filing this Annual Report on Form 10-KSB with the Securities and Exchange Commission, the outstanding shares of Series A Preferred Stock will convert into Common Stock on the basis of 290 shares of Common Stock for each one share of Series A Preferred Stock. See ITEM 12. TRANSACTIONS WITH MANAGEMENT, below, for information relating to George A. Kast's exchange of his Series A Preferred Stock for the same number of shares of a newly created non-voting Series C Preferred Stock. The remaining 123,659 shares of Series A Preferred Stock outstanding convert into 35,861,110 shares of Common Stock on the date this 10-KSB is filed with the Securities and Exchange Commission.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Effective March 10, 1998, GWT and George A. Kast, President and CEO, entered into a triple-net lease for a portion of a 36,740 square foot office building in Golden, Colorado, for our expanding office space requirements. The lease required that we pay rent at a rate of $21,454 per month for the 34-month lease. Gross operating expenses for the building approximated $20,000 per month, of which Mr. Kast was personally responsible for the payment of approximately $5,000 per month, which was paid by us during 1998. At December 31, 1998, GWT recorded a note receivable from Mr. Kast in the amount of $47,766 (principal and interest at 8% per annum) related to the operating costs of the facility for which Mr. Kast is responsible. This note was repaid during 1999.

     The lease also provided Mr. Kast with the option to purchase the building in which GWT's principal offices are located on or before December 31, 2000. During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option. On December 31, 1999, GWT and GK Holdings entered into a ten year lease of the building, commencing January 1, 2000. The triple-net lease requires monthly rental payments of $53,538 per month. Management believes that the terms of the lease are no less favorable to GWT than comparable office space in the geographical area in which our offices are located. GWT subleases the garden level of the building to several unaffiliated entities at varying monthly rentals. Non-related third parties pay rent of approximately $12,600 monthly, reducing our net monthly rent to approximately $40,900.

     From January through March 15, 1998, our principal offices were located in Lakewood, Colorado, and consisted of approximately 12,260 square feet of office space which was occupied pursuant to a 60-month lease with an unaffiliated entity, which expired on October 31, 1999. During 1999, we entered into an agreement with an unaffiliated entity to occupy these premises and relieve us from our former obligation under the lease.

     We lease approximately 17,700 square feet from an unaffiliated entity in Denver, Colorado, for $6,642 per month. The lease terminates in January of 2001. This facility is utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment. We believe that the lease on this facility can be renewed and/or additional space secured without substantial economic implications.

     We also lease a 5,000 square foot research and development facility in Coeur d'Alene, Idaho, from Mr. Kast. The facility is subject to a lease which terminates September 30, 2001. The lease terms obligate us to a monthly payment of $1,238. During 1999, we paid Mr. Kast $14,856 for this facility.

     Management believes that our insurance policies provide adequate coverage for the contents at all facilities. The lessor of each of our leased facilities is responsible for the building structure itself. We could have material adverse consequences if our facilities were destroyed by fire or other disaster.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which we anticipate a material risk of loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our 1999 Annual Meeting of Shareholders was held on June 30, 1999. Information concerning the matters considered and approved by the shareholders, and the vote thereon, was reported in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

     The following table sets forth the high and low bid prices for the GWT's Common Stock for the past two years. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, Inc. Library.

                                                 High           Low
                                                 Bid            Bid
                                                 ---            ---
                    1998 Fiscal Year
                    ----------------

                    First Quarter                $.135          $.03

                    Second Quarter               $.135          $.06

                    Third Quarter                $.065          $.04

                    Fourth Quarter               $.05           $.035

                    1999 Fiscal Year
                    ----------------

                    First Quarter                $.09           $.05

                    Second Quarter               $.13           $.09

                    Third Quarter                $.145          $.10

                    Fourth Quarter               $.10           $.06

     On March 17, 2000, the last reported bid and asked prices for the Common Stock were $0.54 and $0.56, respectively. There is no public market for the Class A and Class B Warrants.

HOLDERS

     On March 1, 2000, our Common Stock was held by 73 shareholders of record.

DIVIDENDS

     We have not paid cash dividends on our Common Stock and have historically retained earnings for use in our business. The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements, debt covenants and financial condition. We do not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Historically, our core business has been the design, sale, manufacture and construction of industrial water cooling towers, repairs and maintenance in the retrofit of existing industrial water cooling towers and cooling tower components for these and similar facilities. We primarily market our products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing water cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Commonwealth Edison, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel and other large corporations around the world.

     We derive revenue from the following principal sources: new water cooling tower sales, retrofits to existing water cooling tower repair projects and spare parts and supplies to existing cooling tower customers. We custom design and construct wooden, fiberglass and concrete towers for our customers worldwide.

     We recognize revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on selected projects where there are both repair and new tower components are segmented between the two distinct phases and accordingly, gross margin related to each activity is recognized as those separate phases are completed using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

     In November 1998, the Board of Directors approved the decision to change, retroactive to January 1, 1998, our application of the percentage of completion method of accounting for revenues and costs of long-term contracts related to new water cooling towers.

     Under the previous method, we recognized a predetermined percentage of its profits on new cooling towers upon the attainment of certain project milestones, specifically the completion and delivery of certain engineering drawings and specifications. Under the current method, we will recognize profits on all phases of the project, including engineering, in the ratio that costs incurred to date bear to total estimated costs. Management believes that the new method is preferable for financial statement and backlog disclosure related to revenues and gross profit. In addition, we believe that the new method should improve the comparability of our financial statements with those of other companies which use a cost-to-cost comparison approach of percentage of completion.

     As a result of this change, to which our independent public accounting firm concurs, we recorded a one-time extraordinary charge to income as of January 1, 1998. The amount of this charge, amounting to $754,296 net of the related tax effect of $593,119, was reflected as a cumulative effect of a change in an accounting principle on our income statement for 1998.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in this report and contained below and in "Important Factors That May Affect Future Results" beginning on page 22 below.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total revenues were derived from engineering, equipment, installation, retrofits and spare parts of cooling towers and AWT's clean water technology services. For the year ended December 31, 1999, total tower revenue increased 95.6% to $67,952,967 as compared to $34,734,340 for the year ended December 31, 1998. International revenues comprised 11.5% of total revenues in 1999 versus 15.1% of total revenues in 1998, with such decrease resulting from an increased proportion of domestic projects in the total revenue mix. AWT did not appreciably contribute to the increase in revenues during 1999.

     Contracts awarded ("bookings") during 1999 increased 16.2% to $61,774,341 from $53,142,019 in 1998. These amounts included international bookings of $8,269,087 in 1999 (13.4% of total) and $3,470,882 in 1998
(6.5% of total). Management believes that foreign opportunities will continue to play an important role in future periods. The increase in bookings awarded is due to an overall increase in the average dollar amount of the contract awarded and increased selling expenses to take advantage of market opportunities. Backlog decreased from $27,155,058 at December 31, 1998, to $20,846,108 at December 31, 1999.

     Our cost of sales increased 118.7% from $27,816,337 in 1998 to $60,851,840 in 1999. As a percentage of revenues, cost of sales increased from 80.1% in 1998 to 89.5% in 1999. The absolute increase in cost of sales resulted from a 95.5% increase in corresponding revenues, additional cost allocations from selling, general and administrative expenses to projects and a loss on one large project which added approximately $1,482,000 of additional costs in excess of originally anticipated profit or 2.2% of the above percentage of revenue amount. Management believes significant price pressure from competitors will continue to be an industry force in the future. Due to significant competition, there can be no assurance that we can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 3.7% from $4,762,328 in 1998 to $4,938,947 in 1999. As a percentage of revenues, these expenses decreased from 13.7% in 1998 to 7.3% in 1999. As a percentage of new bookings which increased 16.2%, these expenses decreased from 9.0% in 1998 to 8.0% in 1999. Management believes that the investment in selling resources will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Research and development costs decreased 86.8% to $30,618 in 1999 from $232,657 in 1998. These costs include the research and development facility in Idaho. The expenses associated with our diversification effort into water treatment and water purification and the expenses for our new Global Water Services and AWT subsidiaries are reflected in cost of sales and selling, general and administrative categories above.

     Operating income, based on the explanations noted above, increased 10.7% from $1,923,218 or 5.5% of revenues in 1998 to $2,131,562 or 3.1% of revenues in 1999. Operating income would have increased to approximately $3,600,000 or 5.3% of 1999 revenues if the large project described above had achieved its original anticipated profit.

     Other income and expense primarily consisted of interest expense, which increased 71.5% to $266,548 in 1999 from $157,520 in 1998, related to our various debt financings. Income taxes decreased from $777,569 with an effective tax rate of 44% in 1998 to $566,115 with an effective tax rate of 30.3% in 1999.

     Our net income before the cumulative effect of change in accounting principle and preferred stock dividend increased 31.7% from $989,309 in 1998 to $1,304,782 in 1999. Both basic and fully diluted income per share increased from $0.001 in 1998 to $0.004 in 1999.

     Our export sales were $7,818,880 and $5,241,036 for the fiscal years 1999 and 1998, respectively. Management believes that the importance of the international segment will continue to grow as our revenue base expands. During 1999, AWT and GWS did not materially impact the results of operations described above.

YEAR ENDED DECEMBER 31, 1998, AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Our total revenues were derived from engineering, equipment, installation, retrofits and spare parts of water cooling towers. For the year ended December 31, 1998, total tower revenue increased 85.8% to $34,734,340 as compared to $18,697,292 for the year ended December 31, 1997. International revenues comprised 15.1% of total revenues in 1998 versus 20.2% in 1997, with such decrease resulting from an increased proportion of domestic projects in the total revenue mix.

     Our contracts awarded ("bookings") during 1998 increased 119.9% to $53,142,019 from $24,163,772 in 1997. These amounts included international bookings of $3,470,882 in 1998 (6.5% of total) and $8,749,532 in 1997
(36.2% of total). The amount in 1997 included a contract of $4.2 million removed from the backlog in 1998. The increase in bookings awarded is due to an overall increase in the number of projects won, an increase in the average dollar amount of the contract awarded and increased selling expenses to take advantage of market opportunities.

Backlog increased from $11,606,245 at December 31, 1997 to $27,155,058 at December 31, 1998.

     Our cost of sales increased 105.3% from $13,547,484 in 1997 to $27,816,337 in 1998. As a percentage of revenues, cost of sales increased from 72.5% in 1997 to 80.1% in 1998. The absolute increase in cost of sales resulted from a 85.8% increase in corresponding revenues and additional cost allocations from selling, general and administrative expenses to project costs related to the accounting change described above. Management believes these additional allocations more accurately reflect the personnel resources expended directly due to project requirements.

     Our selling, general and administrative expenses increased 18.1% from $4,031,159 in 1997 to $4,762,328 in 1998. As a percentage of revenues, these expenses decreased from 21.6% in 1997 to 13.7% in 1998. The additional project allocations described above are the main reason for the decrease as a percentage of revenues. As a percentage of new bookings which increased 119.9%, these expenses decreased from 16.7% in 1997 to 9.0% in 1998. In support of greater bookings, the overall increase in selling, general and administrative expense primarily occurred in two areas. The first was in personnel related costs, primarily from an increase in number of staff. The second occurred in such areas as travel related to international sales opportunities and increased participation in national and international trade shows and additional facility costs. Management believes that the increases in selling expenses will continue to have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Our research and development costs increased 57.3% to $232,657 in 1998 from $147,895 in 1997. These costs include the research and development facility in Idaho and the expenses associated with our diversification effort into water treatment and water purification.

     Operating income, based on the explanations noted above, increased 98.1% from $970,754 or 5.2% of revenues in 1997 to $1,923,218 or 5.5% of revenues in 1998.

     Other income and expense primarily consisted of interest expense, which increased 28.0% to $157,520 in 1998 from $123,072 in 1997, related to our various debt financings. Income taxes increased from $273,878 with an effective tax rate of 32.4% in 1997 to $777,569 with an effective tax rate of 44% in 1998.

     Net income before the cumulative effect of change in accounting principle and preferred stock dividend increased 73.3% from $570,982 in 1997 to $989,309 in 1998. Both basic and fully diluted income per share decreased from $0.002 in 1997 to $0.001 in 1998.

     Our export sales were $5,247,569 and $3,777,426 for the fiscal years 1998 and 1997, respectively. Management believes that the importance of the international segment will continue to grow as our revenue base expands.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had working capital of $4,940,336 as compared to working capital of $1,941,495 at December 31, 1998. The working capital increase is mainly due to a net increase in accounts receivable, retainage receivables and work-in-process due to increased revenue volume offset by a corresponding increase in accounts payable and accrued liabilities from December 31, 1998 to December 31, 1999. Our cash flow provided by and used in its operating, investing and financing activities are summarized as follows:

                                            Year Ended December 31
                                    --------------------------------------
                                         1999          1998         1997
                                         ----          ----         ----

     Operating activities           $(3,458,803)   $  303,953   $  484,098
     Investing activities              (255,797)      (52,255)    (191,172)
     Financing activities             2,670,565     1,380,714     (235,627)
                                    -----------    ----------   ----------
     Net decrease/increase in cash  $(1,044,035)   $1,632,412   $   57,699
                                    ===========    ==========   ==========

     Our capital requirements for continuing operations consist of general working capital needs, increased lease obligations as described in ITEM 2. DESCRIPTION OF PROPERTY, scheduled payments on debt obligations and capital expenditures. We anticipate that our operating activities in the future will provide cash even though the investment in receivables, inventory and costs and estimated earnings in excess of billings is expected to increase as sales volume increases. The decrease in cash during 1999 from operating activities was funded by an additional equity infusion from our private placement of a net $962,425 and additional bank financing. Subsequent to December 31, 1999, we have received an additional $676,800 from the exercise of outstanding "C" Warrants. We try to minimize our investment in these working capital components, but as sales and backlogs increase, management believes that these investments will also increase.

     We believe that with the exercise of outstanding warrants, additional debt financing and the conversion of working capital into cash, we will have sufficient cash resources for continuing operations and to fund expansion opportunities.

     We have certain financing agreements with existing customers that extend beyond twelve months. Management believes that these arrangements can be sold to independent financial institutions to convert the assets into cash. Some of these existing assets are included in the working capital amounts described above. GWT has established long-term financing arrangements to fund our expansion into new business opportunities. Although each potential project will be evaluated on a case-by-case basis, we believe that our existing relationships with significant funding sources along with the financial strength of the potential customers will qualify for long-term financing for our product line expansion in GWS and AWT. We believe that the future capital requirements for AWT and GWS in light of these third party financing arrangements will be funded through operations.

     Scheduled principal payments on term loans will total $1,935,394 during the fiscal year ended December 31, 2000, with Norwest Bank and other financial institutions. A portion of the term loans outstanding are guaranteed by the Small Business Administration and subjects us to certain financial covenants. These covenants include minimum net worth requirements, limitations on capital withdrawals and collateral claims on substantially all of our assets. The total amount of the Small Business Administration guaranteed term loan outstanding at December 31, 1999, was $320,210. Principal payments of $7,917 plus interest on the outstanding balance is due and payable each month. Interest is calculated at the prime rate of interest plus one percent. The prime rate will change periodically as economic conditions in the general economy fluctuate. At December 31, 1999, the interest rate for all financing which bear interest rates at 1.0% over prime was 9.5%. The bank has the right to accelerate payment on any or all of the principal outstanding if the financial covenants are not maintained. If the bank exercised this right, it would have a material adverse effect on us and our financial position. As of December 31, 1999, all financial covenants have been maintained.

     In September 1999 we secured a refinancing on our Export-Import line of credit, bringing our total line up to $2,000,000. This line bears interest at 1.0% above the prime rate and is guaranteed by the Export-Import Bank of the United States. In March 2000, we secured an additional
$500,000 domestic line of credit maturing in June of 2000 which also bears interest at 1.0% over prime.

     We have a revolving line of credit with a bank in the amount of $2,300,000, including the additional line of credit mentioned above, of which $1,725,000 was outstanding at December 31, 1999. The interest rate on the line of credit is tiered as follows: 6.69% on the first $770,000 and 9.5% on the remaining portion and bears no annual commitment fee. The line of credit in the amount of $1,800,000 is due January 15, 2001. The line of credit and the SBA term loan above are secured by cash collateral of $773,233 at December 31, 1999, pledged by Michael A. Kast, one of our directors. As compensation for pledging the cash collateral, we pay additional interest to Michael A. Kast. See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Management believes that our short-term debt can be refinanced at comparable or better terms when the debt becomes due.

     We have various loans secured by company vehicles. At December 31, 1999, the total amount outstanding was $74,574 for these bank obligations. The short-term principal payments obligations for the fiscal year ended December 31, 2000, will be $34,794 for these loans.

     In total, as of December 31, 1999, we had outstanding loans from commercial lenders of $3,924,784 and had $138,000 outstanding in letters of credit. The unused availability under the line-of-credit as of this date was $107,000.

     We have various options, warrants and other securities outstanding which, if fully exercised, could generate approximately $5.8 million of additional equity. Through March 17, 2000, $676,800 has been received from the exercise of these securities which are currently in the money.

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

     We have not experienced material unfavorable effects on our results of operations due to currency exchange fluctuations with our foreign customers or material unfavorable effects upon our results of operations as a result of domestic inflation. Our policy on firm contracts denominated in currencies other than the U.S. dollar is to hedge the net receipts through the foreign exchange markets.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued FAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments (collectively referred to as derivatives), and for hedging activities. FAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in a derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. Based on the hedge designation, special hedge accounting rules allow the derivative's change in value to be recognized either in current period earnings, together with the offsetting change in value of the risk being hedged, or, to the extent the hedge is effective, in comprehensive income and subsequently reclassified into earnings when the hedged item affects earnings.

     FAS 133, as amended by FAS 137, is effective for all fiscal years beginning after June 15, 2000 (calendar year 2001), with early adoption permitted. We do not use derivatives for trading or speculative purposes. With respect to other derivatives, mainly foreign exchange contracts, used as hedges of its assets, liabilities and commitments, we would have a gain of $25,177 as of December 31, 1999, on a foreign currency forward exchange contract designated as a hedge against a contract denominated in Canadian dollars. Since the receivable on this contract has not yet been recorded, the gain would be classified in comprehensive income under FAS 133.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following are some of the factors that could affect our future results. They should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-KSB and otherwise made by us or on our behalf, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

WE MAY NEED ADDITIONAL CAPITAL IN 2000

     We anticipate that we may need additional capital during calendar year 2000 to develop and market our products as our business grows. Our planned expansion into new business areas will also require substantial financial funding. There can be no assurance that we will be able to secure funding sources. If we were not able to obtain additional funding when it was required, it could have a material adverse effect on our business prospects.

OUR GROWTH MAY BE LIMITED IF OUR BANKING CAPACITY IS NOT INCREASED

     We depend on banking lines of credit to fund our short-term cash requirements. The expansion into new businesses along with our increased level of activity could require us to seek additional credit lines or expand our existing banking credit lines. Although we believe that we are able to expand our banking facilities with a number of different financial institutions, there can be no assurance that such an expansion will occur or on terms acceptable to us. The failure to expand our current credit lines could have a material adverse effect on our ability to grow our business.

OUR PROFIT MARGINS COULD DECREASE IF WE ARE NOT PRUDENT IN MANAGING OUR PROJECTS

     In the past, a majority of our projects have been fixed-price contracts. The cost estimates for these projects are formulated during the bidding process. Many factors are included in the cost estimates, including material costs, labor rates, labor productivity, freight estimates, seasonal inefficiencies, contingencies, engineering and miscellaneous supplies. Although we consider our ability to estimate costs to be good, any unanticipated costs could adversely affect the job's overall profitability.

WE RELY ON OUTSIDE VENDORS FOR EQUIPMENT AND SUPPLIES

     Our policy on suppliers and vendors is to obtain at least two qualified sources where possible to supply the components for our water cooling tower products. Qualifying criteria include quality components, price, delivery flexibility, manufacturing scheduling and payment terms. We presently use primarily one major supplier for certain cooling tower components; however, other suppliers of these components are available. We believe that if necessary, similar economic terms could be negotiated with other qualified suppliers. If we were unable to acquire any of these components, it would adversely affect our ability to complete projects on a timely basis, which could have an adverse effect on our business.

WE ARE EXPERIENCING RAPID GROWTH, WHICH MAY STRAIN OUR RESOURCES

     Our goal is to increase sales through our current product line and to expand our business into new and complimentary markets, including our water treatment service program, water cooling service program and new marketing strategies. We also may acquire other companies which have businesses which complement or may expand our business. Such expansion could

     *    place a significant burden on our existing resources;

     * may require us to implement additional operating, manufacturing and financial controls and improve coordination among marketing, engineering, manufacturing and finance functions;

     *    increase our capital expenditures;

     *    hire additional personnel; and

     * require us to install additional reporting and management information systems for order processing, production, monitoring, inventory control and financial reporting.

There can be no assurance that we would be able to successfully manage any substantial expansion of our business, including attracting and retaining qualified personnel. A failure to do so could have a material adverse effect on our operating results.

OUR BUSINESS COULD BE AFFECTED BY DECLINING GENERAL BUSINESS CONDITIONS OR A DECLINING DEMAND FOR COOLING WATER

     Although we believe that we are somewhat insulated because of the breadth and large number of diverse industries utilizing cooling water, the diverse international markets where we compete and the competitive nature of our products, we cannot guarantee that the overall business climate will remain favorable. Many factors influence our customer's ability to purchase needed cooling water capital equipment, including overall economic levels of activity, interest rates and other factors affecting their business. We cannot guarantee that overall cooling water demand will increase or stay the same in the future. If the demand for cooling water decreases, it could have a material adverse effect on our sales and profitability.

OUR INTERNATIONAL BUSINESS COULD BE ADVERSELY AFFECTED BY POLITICAL, SOCIAL AND ECONOMIC CONDITIONS IN THE COUNTRIES IN WHICH WE DO BUSINESS

     We have in the past engaged in projects in the Pacific Rim, North America, South America, Asia and Europe and other parts of the world. Our operations are subject to certain risks, such as changes in United States or foreign government regulatory policies, local political and economic developments, currency fluctuations, exchange controls, royalty and tax increases, retroactive tax claims, expropriation, import and export regulations and other laws and policies of the United States affecting foreign trade, investment and taxation. In addition, in the event of any disputes arising from foreign operations, we may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. We attempt to mitigate these various risk elements through letters of credit, limiting job scope, currency risk management, using local subcontractors and other methods to limit our exposure. We cannot guarantee, however, that we will be able to manage these risk elements successfully.

WE HAVE EXPERIENCED SEASONAL FLUCTUATIONS IN OUR REVENUES, WHICH MAY AFFECT OUR FINANCIAL RESULTS

     We have experienced some seasonality in our business over the last few years. In general, the fourth calendar quarter of the year has experienced higher revenues and higher operating income than the other calendar quarters. We attribute some of this increase to cooling water projects following the warmer summer months and to end of the year capital budgets of customers. We believe that some of this seasonality in recognizing project revenues will be eliminated by the change in our accounting policy in 1998 with respect to recognizing revenues; however, we cannot guarantee that quarterly revenues will not vary significantly.

WE ARE A YOUNG COMPANY SO WE HAVE ONLY A LIMITED OPERATING HISTORY WITH WHICH YOU CAN EVALUATE OUR BUSINESS AND PRODUCTS

     Our operating history dates back to the start-up of PSI in January 1993. As such, we are subject to many of the risks common to enterprises with a limited operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources and limited customers and revenues. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and marketing of large systems.

WE MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION

     Our products and services are subject to regulations adopted by governmental authorities, including but not limited to OSHA, the DOT, the EPA and various state governmental agencies. Government regulations can be burdensome and may result in delays and expense to us. In addition, modifications to regulations could adversely affect the timing and cost of new products and services we introduce. Failure to comply with applicable regulatory requirements can result in, among other things, operating restrictions and fines.

FROM TIME TO TIME, WE PROVIDE SERVICE TO CUSTOMER(S) WHO REPRESENT MORE THAN 10% OF OUR REVENUE, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR REVENUE AND PROFITABILITY

     For the year ended December 31, 1999, we had a major customer accounting for 39.8% of our revenues. We had a major customer accounting for 13.9% of our revenues for the year ended December 31, 1998. We did not have a major customer accounting for more than 10% of our revenues for the year ended December 31, 1997. We have one major project included in our backlog which represents approximately 17% of our total backlog for 2000. From time to time, we may have projects that exceed the 10% revenue threshold for defining a major customer. Because each construction project is awarded independently from other projects, we do not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on us.

WE HAVE SIGNIFICANT COMPETITION IN OUR BUSINESS SEGMENTS

     There is substantial competition in all aspects of the cooling water industry and water treatment market. Many of our competitors have been in business longer than we have and have substantially greater personnel, financial resources and established customer bases available to them than we do. We cannot guarantee that we will be able to continue to compete with these competitors successfully. Competition from these competitors for the projects we bid on could diminish our revenues and profitability.

WE DEPEND ON A SMALL NUMBER OF KEY EXECUTIVES AND OUR BUSINESS COULD SUFFER IF WE LOST THEM

     We employ a small group of skilled individuals to accomplish our strategic business plan. We believe our performance is substantially dependent on the continued employment and performance of our senior management, including George A. Kast, (Chief Executive Officer of GWT), Gary L. Brown (President of PSI and General Counsel of GWT), Michael A. Kast (Senior Vice President of PSI), Martin E. Hout (Chief Financial Officer), Steven D. Adams (Vice President of Applications of PSI) and William W. Howard (Vice President of Engineering of PSI). None of these individuals are currently subject to employment agreements or employee non-compete agreements. If we fail to retain the services of one or more of these persons, our business could suffer significantly. We maintain key-man insurance on the life of George A. Kast.

WE DO NOT ANTICIPATE PAYING DIVIDENDS

     We do not anticipate paying any cash dividends on our Common Stock for the foreseeable future. We expect that future earnings, if any, will be used to finance our growth. Accordingly, no one seeking dividend income from an investment should exercise their Warrants.

FUTURE SALES BY EXISTING SHAREHOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

     Giving effect to the automatic conversion of Series A preferred stock into 35,861,110 shares of Common Stock upon the filing of this Annual Report on Form 10-KSB, we presently have outstanding 344,215,360 shares of Common Stock. Of this amount, 266,717,963 shares are "restricted securities" under the Securities Act subject to restrictions on the timing, manner and volume of sales of such shares. In addition, we intend to register 30,000,000 shares of Common Stock which may be issued under our 1998 Stock Option Plan and 17,693,500 of Common Stock underlying our outstanding Class A and Class B Warrants. Currently there is only a limited public market for our Common Stock and we cannot guarantee that this market will continue or be available for the sale of Common Stock acquired upon exercise of the Warrants. We cannot predict if future sales of our Common Stock, or the availability of our Common Stock for sale, will adversely affect the market price for our Common Stock or our ability to raise capital by offering equity securities.

OUR OFFICERS AND DIRECTORS EXERCISE SIGNIFICANT CONTROL OVER OUR AFFAIRS, WHICH COULD RESULT IN THEIR TAKING ACTIONS WITH WHICH OTHER SHAREHOLDERS DO NOT AGREE

     The officers and directors of GTR own approximately 77% of our outstanding Common Stock. Since cumulative voting has not been authorized by our Certificate of Incorporation, this concentration of control means that the officers and directors will be able to elect all of the directors of Global Water. Our officers and directors also will be able to shape our policies and procedures, to determine if and when any dividends are paid, and to determine the circumstances under which we may be sold or merged, along with other important corporate decisions.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD DEPRESS OUR STOCK PRICE

     Our Board of Directors has the authority to issue up to 18,123,409 additional shares of Preferred Stock and to determine the price and the terms (including preferences and voting rights) of those shares without shareholder approval. Although we have no current plans to issue additional shares of Preferred Stock, any such issuance could:

     * have the effect of delaying, deterring or preventing a change in control of our company;

     * discourage bids for our Common Stock at a premium over the market price; or

     * adversely affect the market price of, and the voting and other rights of the holder of, our Common Stock.

     We are subject to certain Delaware laws that could have the effect of delaying, deterring or preventing a change in control of the Company. In addition, certain provisions of our Certificate of Incorporation and By-Laws, and the significant amount of Common Stock held by our officers and directors, could together have the effect of discouraging potential takeover attempts or making it more difficult for shareholders to change management.

OUR STOCK PRICE MAY EXPERIENCE PRICE AND VOLUME FLUCTUATIONS WHICH MAY MAKE IT HARDER TO RESELL YOUR SHARES AND FOR US TO ATTRACT SUPPORT FOR OUR STOCK

     While our Common Stock is listed for trading on the OTC Bulletin Board, our stock has traded in only small volumes and has been subject to volatility in the price. No assurance can be given that a more active market will develop or that a shareholder will be able to liquidate his/her investment without considerable delay, if at all. Even should a more active market develop, the price may remain volatile. Factors such as those discussed in this "Important Factors That May Affect Future Results" section may have a significant impact upon the market price of our stock.

     Due to the price of our stock, many brokerage firms may not be willing to effect transactions in the our securities, particularly because low-priced securities are subject to a

Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell low-priced (generally those below $5 per share) securities. While the shareholders of the Company have granted the Board of Directors the authority to effect a reverse split of our currently outstanding Common Stock, not to exceed 1-for-100, no decision has yet been made with regard to effecting a reverse split. Even if a reverse split is effected, there can be no assurance that the price for our Common Stock will exceed $5.00 per share. Consequently, unless and until the market price for our Common Stock increases significantly, brokerage firms may be reluctant to trade our Common Stock.

ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements set forth on pages F-1 to F-23 of this Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our principal independent accountants did not resign or decline to stand for re-election nor were they dismissed during our three most recent fiscal years. Our financial statements for the years ended December 31, 1999, 1998 and 1997 were audited by Comiskey and Company, P.C. There were no disagreements between us and our principal independent accountants, Comiskey and Company, P.C.

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information with respect to our directors, executive officers and key employees is set forth below. Service with GWT prior to September 1997 was rendered to PSI.

NAME              AGE  POSITION                     OFFICER OR DIRECTOR SINCE
----              ---  --------                     -------------------------

George A. Kast    42   Chief Executive Officer and             1993
                       Chairman of the Board

Martin E. Hout    44   Chief Financial Officer and Treasurer   1998

Gary L. Brown     43   Secretary, General Counsel and a        1996
                       Director

Michael A. Kast   43   Director                                1999


Rovert L. Koch    46   Director                                1999


     Certain biographical information with respect to our directors and executive officers is set forth below.

     GEORGE A. KAST founded PSI in 1993 and was an officer and director of PSI until 1997, when PSI merged with Fi-Tek VI, Inc. and became GWT. Prior to forming PSI, from 1983 to 1992, Mr. Kast was the vice-president of GEA/Thermal-Dynamic Towers, Inc. ("TDT"), Lakewood, Colorado, where he was responsible for all marketing activities and directly experienced in design and project management of cooling towers, including the design and creation of the pultruded fiberglass structural cooling towers.

     MARTIN E. HOUT was PSI's and then GWT's controller and planning officer from 1995 to 1998, when he became the Chief Financial Officer. Prior to his association with PSI, he was the president of International Consulting Associates, Inc., Lakewood, Colorado, from 1994 to 1995, and from 1993 to 1994, a financial officer at GAC Technologies, a manufacturing subsidiary of Golden Aluminum Co., a subsidiary of ACX Technologies, Inc., Golden, Colorado. From 1985 to 1993, he held various financial positions with Golden Aluminum Co. Mr. Hout received a B.A. degree from the University of Illinois in 1979 and a M.B.A. degree in international finance from the University of Denver in 1991. He has been a certified public accountant in Colorado and Illinois.

     GARY L. BROWN was Chief Operating Officer and General Counsel of PSI in 1996 and became an officer of GWT 1997. From 1993 to 1996, he was general counsel for Fischbach Corporation, which included Fischbach & Moore, Natkin & Company, Ficon Corporation and Fischbach Power Services, among others. Prior to joining the Fischbach companies, Mr. Brown was engaged in private practice for ten years with the firm of Gorsuch, Kirgis, Campbell, Walker & Grover in Denver, Colorado. Mr. Brown received a B.S.J. degree from the University of Kansas in journalism in 1979 and a J.D. degree from Washburn University in 1983.

     MICHAEL A. KAST was the director of projects and a director of PSI from 1993 to 1997. From 1983 to 1992, he was the founder and president of TDT. He is responsible for all of our business activities including labor, construction, erection, reconstruction and new towers.

     ROBERT L. KOCH has been the Manufacturing Operations Leader for Allied Signal Aerospace from 1997 to the present. From 1994 to 1996, he was the manager of New Product Engineering for LORI, Inc., and from 1996 to 1997, the Vice President of Operations for HaddComm International.

BOARD COMMITTEES

     The Board presently has no audit/systems committee nor a compensation committee.

SIGNIFICANT EMPLOYEES

     The following employees make a significant contribution to our business:

     STEVE D. ADAMS, age 38, was the director of applications and projects at TDT from 1992 to 1994. Prior to joining TDT, he was the product manager for new tower and engineering manager at Custodis-Ecodyne, Inc., Santa Rosa, California from 1988 to 1992. Mr. Adams joined PSI in 1994 and is currently vice president-applications. His responsibilities include new tower design, estimating and testing. He received a B.S. degree in chemical engineering from the University of Missouri in 1983.

     MARK W. FESLER, age 39, joined us in March 1999. A Certified Public Accountant, Mr. Fesler is Controller for GWT and each of its subsidiaries. His previous positions included Tax Manager of Gart Sports, Tax Analyst for Coleman Company, and from 1987 to 1996, Tax Manager of Fishbach Corporation, the nation's second largest mechanical and electrical contractor. Mr. Fesler received a B.S. degree in accounting from the University of Nebraska in 1983 and a M.B.A. degree from the University of Colorado in Denver in1994. He is a member of the Colorado Society of Certified Public Accountants and The American Institute of Certified Public Accountants.

     WILLIAM W. HOWARD, age 42, was structural design manager for TDT from 1990 to 1993 when he joined PSI. In 1991, he was the committee chairman for the Redwood, Douglas Fir and Fastener Specifications Standards committee of the Cooling Tower Institute. As vice president of engineering of PSI, his responsibilities include the analysis and design of all structural members and joints, proposal reviews, project engineer and directing new tower project managers. He received a B.S. degree in architectural engineering, structures from the University of Colorado in 1982.

FAMILY RELATIONSHIPS

     The following family relationships exist between and among our officers and directors: George A. Kast and Michael A. Kast are brothers, and Gary L. Brown and Robert L. Koch are related by marriage to George A. Kast and Michael A. Kast.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation paid to our CEO and the other executive officers who received in excess of $100,000 of salary and bonus from GWT during the year ended December 31, 1999:

                                                      Long-Term
                                                  Compensation Awards
                                                  -------------------
                    Annual Compensation ($$)      Restricted
Ne and              ------------------------        Stock     Options        Other
Position            Year    Salary     Bonus       Awards(4)  & SARs(4)   Compensation
--------            ----    ------     -----       ------     ------      -------------

George A. Kast,     1999   $225,000         -0-      -0-        632,600     $ 14,856(1)
President and Chief 1998   $172,500    $ 75,137      -0-          -0-       $ 14,856(1)
Executive Officer   1997   $166,438    $  7,023      -0-          -0-       $ 13,618(1)

Gary L. Brown,      1999   $180,000    $ 40,000      -0-        463,100         -0-
General Counsel     1998   $145,000    $ 25,137      -0-          -0-           -0-
                    1997   $125,000    $ 25,000      -0-          -0-           -0-

Michael A. Kast,    1999   $156,667         -0-      -0-        413,500     $137,567(3)
Vice President of   1998   $145,000    $ 25,137      -0-          -0-       $ 48,784(3)
PSI                 1997   $104,000    $  2,000(2)   -0-          -0-       $ 48,784(3)

Martin E. Hout,     1999   $110,000    $ 12,500      -0-        562,500          -0-
Chief Financial     1998   $ 73,461    $  2,500      -0-          -0-            -0-
Officer             1997   $ 63,000    $  2,036      -0-          -0-            -0-

__________________________

(1) Represents rental payments made to Mr. Kast for the Coeur d'Alene research and development center.
(2) PSI issued Mr. Kast 1,020 shares of PSI's common stock (which was exchanged for 13,089,518 shares of our common stock and 50,059 shares of GWT's preferred stock) as a bonus upon his employment by PSI.
(3) Represents interest on certificates of deposit pledged as security for GWT's line of credit.

COMPENSATION OF DIRECTORS

     Outside members of the Board of Directors are compensated in their capacities as Board Members in the amount of $5,000 for each quarterly meeting attended. They may also participate in our Stock Option Plan. Other members of the Board of Directors are not compensated in their capacities as Board members. However, we reimburse all of its officers, directors and employees for accountable expenses incurred on behalf of GWT.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     None of our officers presently have employment agreements with GWT.

1998 STOCK OPTION PLAN

     On May 20, 1998, we adopted the 1998 Stock Option Plan (the "Plan") which provides for the issuance of options to purchase up to 30,000,000 shares of Common Stock to our employees, officers, directors and consultants and those of our subsidiaries. The Plan was ratified by our shareholders at our Annual Meeting of Shareholders on June 30, 1998. As of December 31, 1999, 4,968,800 options have been awarded to GWT employees which vest over the next four years. Unless sooner terminated, the Plan will expire on May 31, 2008.

     The purposes of the Plan are to encourage stock ownership by our employees, officers, directors and consultants so that they may acquire or increase their proprietary interest in GWT, to (i) induce qualified persons to become our employees, officers or consultants; (ii) compensate our employees, officers, directors and consultants for past services to GWT; and (iii) encourage such persons to become employed by or remain in the employ of or otherwise continue their association with GWT and to put forth maximum efforts for the success of our business.

     The Plan states that it is not intended to be the exclusive means by which GWT may issue options or warrants to acquire its Common Stock, stock awards or any other type of award. To the extent permitted by applicable law, we may issue any other options, warrants or awards other than pursuant to the Plan without shareholder approval.

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

     Options may be granted as incentive stock options ("Incentive Options") intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (the "Code"), or as non-qualified stock options ("Non-Qualified Options") which are not intended to so qualify. Only employees of GWT are eligible to receive Incentive Options. The period during which options may be exercised may not exceed ten years. The exercise price for Incentive Options may not be less than 100% of the fair market value of the Common Stock on the date of grant; except that the exercise price for Incentive Options granted to persons owning more than 10% of the total combined voting power of the Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant and may not be exercisable for more than five years. The exercise price for Non-Qualified Options may not be less than 85% of the fair market value of the Common Stock on the date of grant. The Plan defines "fair market value" as the last sale price of GWT's Common Stock as reported on a national securities exchange or on the NASDAQ or, if the quotation for the last sale reported is not available for GWT's Common Stock, the mean between the highest bid and lowest asked prices of GWT's Common Stock as reported by NASDAQ or on the electronic bulletin board or, if none, the National Quotation Bureau, Inc.'s "Pink Sheets" or, if such quotations are unavailable, the value determined by the Committee or the Board of Directors in accordance with its discretion in making a bona fide, good faith determination of fair market value.

     The Plan contains provisions for proportionate adjustment of the number of shares issuable upon the exercise of outstanding options and the exercise price per share in the event of stock dividends, recapitalization resulting in stock splits or combinations or exchanges of shares.

     In the event GWT is the surviving corporation in any merger or consolidation, the holder of any option or award granted under the Plan shall have the right to exercise such option (at its then current Option Price) or award for the kind and amount of shares of stock subject to the option or award prior to the merger or consolidation. All options and awards granted under the Plan will terminate in the event of a dissolution or liquidation of GWT not involving a transaction with another company as described below.

     In the event of shareholder approval of (i) a merger or consolidation in which GWT is not the surviving entity (except for a change of domicile),
(ii) the sale, transfer or other disposition of all or substantially all GWT's assets and the complete liquidation or dissolution of GWT or (iii) any reverse merger in which GWT is the surviving entity but in which the holders of more than 50% of the total voting securities of GWT are held by a person or persons different from those who held such securities immediately prior to such merger, the Committee may provide for the automatic acceleration of one or more of the outstanding options or awards. Upon the consummation of such a transaction, all options shall, to the extent not previously exercised, terminate and cease to be outstanding.

     Except as otherwise provided under the Plan, an option may not be exercised unless the recipient then is an employee, officer or director of or consultant to GWT or a subsidiary of or parent of GWT, and unless the recipient has remained continuously as an employee, officer or director of or consultant to GWT since the date of grant of the option.

     If an option holder ceases to be an employee, officer or director of, or consultant to, GWT or one of its subsidiaries (other than by reason of death or permanent disability), other than for cause, the holder may exercise any options or Stock Appreciation Rights ("SARs") that are vested but unexercised on the date his or her service is terminated until the earlier of (i) 90 days after the date of termination of service, or (ii) the expiration date of the options or SARs. However, termination of employment at any time for cause immediately terminates all options or SARs held by the terminated employee. If termination is by reason of disability, however, the holder may exercise his or her options or SARs until the earlier of (i) 12 months after the termination of service, or
(ii) the expiration of the term of the option or SAR. If the holder dies while in service to GWT, the holder's estate or successor by bequest or inheritance may exercise any options or SARs that the holder was entitled to exercise on the date of his or her death at any time until the earlier of (i) the period ending three months after the holder's death, or (ii) the expiration of the term of the option or SAR.

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

     The Committee may suspend, terminate, modify or amend the Plan, except that, without shareholder approval, the Board may not (i) increase the maximum number of shares of Common Stock subject to the Plan (except in the case of certain organic changes to GWT), (ii) reduce the exercise price at which options may be granted or the exercise price for which any outstanding options may be exercised, (iii) extend the term of the Plan,
(iv) change the class of persons eligible to receive options or awards under the Plan, or (v) materially increase the benefits accruing to participants under the Plan. In addition, the Committee or the Board may not, without the consent of the optionholder, take any action that disqualifies any option previously granted under the Plan for treatment as an Incentive Stock Option or which adversely affects or impairs the rights of the optionholder of any outstanding option. Notwithstanding the foregoing, the Board may amend the Plan from time to time as it deems necessary in order to meet the requirements of any amendments to Rule 16b-3 under the Securities Exchange Act without the consent of the shareholders of GWT.

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

OPTION GRANTS IN FISCAL 1999

     The following table sets forth certain information regarding options to purchase shares of Common Stock issued to the named executive officers during the fiscal year ended December 31, 1999.

                          OPTION GRANTS IN 1999

                        Number of         Percent of
                          Shares         Total Options    Per Share
                        Underlying        Granted to       Exercise      Expiration
     Name           Options Granted(1) Employees in 1999    Price           Date
     ----           ------------------ -----------------    -----           ----
     George A. Kast        632,600            12.7%         $0.08        March 8, 2004
     Gary L. Brown         463,100             9.3%         $0.08        March 8, 2004
     Michael A. Kast       413,500             8.3%         $0.08        March 8, 2004
     Martin E. Hout        562,500            11.3%         $0.08        March 8, 2004

________________________
(1) The exercise price of each option is 114% of the fair market value as measured by the closing price of our Common Stock on the date the option was granted. The exercise price is payable in cash.

YEAR-END OPTION VALUES

     No options were exercised by the named executive officers during the fiscal year ended December 31, 1999. The following table provides information on option values of such officers' unexercised options at December 31, 1999:

                         YEAR-END OPTION VALUES

                                           Number of Securities
                                               Underlying                Value of Unexercised
                  Shares                   Unexercised Options           In-the-Money Options
                 Acquired                   at Fiscal Year-end         at Fiscal Year end($)(2)
                    on       Value      ---------------------------- ----------------------------
Name             Exercise  Realized(1)   Exercisable   Unexercisable   Exercisable   Unexercisable
----             -------- -----------   -----------   --------------  -----------   -------------
George A. Kast      0         0          126,520        506,080          -             -
Gary L. Brown       0         0           92,620        370,480          -             -
Michael A. Kast     0         0           82,700        330,800          -             -
Martin E. Hout      0         0          112,500        450,000          -             -

________________________
(1) Market value of the underlying shares on the date of exercise less the option exercise price.
(2) Market value of shares covered by in-the-money options on December 31, 1999, less the option exercise price. Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. At December 31, 1999, none of the options were in the money.

LONG-TERM INCENTIVE PLANS

     We have no long term incentive plans other than its 1998 Stock Option Plan.

REPORTING ON REPRICING OF OPTIONS/SARS

     Not applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the date hereof by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by us to beneficially own more than 5% of our Common Stock. The address of each of the executive officers is c/o Global Water Technologies, Inc., 1767 Denver West Boulevard, Golden, Colorado 80401.

Name and Address
of Shareholder               Shares Beneficially Owned (1)    Percent of Class
--------------               -----------------------------    ----------------

George A. Kast                        228,328,898(2)                 66.0%

Gary L. Brown                          11,225,717(3)                  3.3%

Michael A. Kast                        27,767,028(4)                  8.0%

Martin E. Hout                            225,000(5)                  (6)

Robert L. Koch                             10,000                     (6)
7330 East 66th Court
Tulsa, OK 74133

All Directors and Executive           267,556,643                    77.3%
  Officers as a group (5 persons)
__________________________

(1) The persons and entities named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them. The number of shares of Common Stock outstanding on March 21, 2000, was 344,215,360 and includes 35,861,110 shares of
     Common Stock which became outstanding as a result of the automatic conversion of outstanding Class A Preferred Shares upon the filing of this report. The calculation of percentages is based upon the number of shares of Common Stock issued and outstanding on such date, plus shares of Common Stock subject to options held by the respective persons on March 8, 2000, and exercisable within 60 days thereafter. The Series A Preferred Stock converts into Common Stock upon the filing of this Annual Report on Form 10-KSB on the basis of 290 shares of Common Stock to each one share of Series A Preferred Stock.
(2) Includes options to purchase 253,040 shares of Common Stock at $0.08 per share granted on March 8, 1999, pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(3) Includes 5,806,670 shares of Common Stock upon conversion of Series A Preferred Stock and options to purchase 185,240 shares of Common Stock at $.08 per share granted on March 8, 1999, pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(4)  Includes 14,517,110 shares of Common Stock upon conversion of Series
     A Preferred Stock and options to purchase 165,400 shares of Common Stock at $.08 per share granted on March 8, 1999, pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(5) Represents options to purchase 225,000 shares of Common Stock at $.08 per share granted on March 8, 1999, pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(6)  Negligible.

CHANGES IN CONTROL

     There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Michael A. Kast has pledged certificates of deposit in the amount of $773,233 to a bank to secure a credit line for PSI. In consideration for such pledge, PSI agreed to pay Michael A. Kast interest at $8,131 per month. The total amount of interest we paid to Michael A. Kast was

$48,784, $48,784 and $137,567 for the years ended December 31, 1997, 1998 and 1999, respectively.

     George A. Kast has personally guaranteed our obligations
(approximately $1,776,000 and $3,855,000 as of December 31, 1998 and 1999,
respectively) with financial institutions, including our SBA term loan. In addition, as of December 31, 1998 and 1999, Mr. Kast had personally guaranteed approximately $16,600,000 and $13,500,000, respectively, of our obligations with bonding companies.

     We lease a facility from George A. Kast in Coeur d'Alene, Idaho, for our research and development requirements. The terms of the lease call for payments of $1,238 per month through September of 2001.

     In March 1998, we entered into a lease with George A. Kast for a portion of a 36,740 square foot office building in Golden, Colorado, for our principal offices. The lease required us to pay rent at a rate of $21,454 per month for the 34-month lease. Gross operating expenses for the building during this period approximated $20,000 per month, of which Mr. Kast was personally responsible for the payment of approximately $5,000 per month, which was paid by us. In December 1998, Mr. Kast signed a note payable to us in the amount of $47,766, related to the operating costs of the building for which Mr. Kast was responsible. The note bears interest at 8% per annum and matured September 30, 1999. This note was repaid in installments during 1999.

     During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option to purchase the office building in which our principal offices are located. On December 31, 1999, we entered into a ten year lease of the building, commencing January 1, 2000, with GK Holdings . The triple-net lease requires monthly rental payments of $53,538 per month. We believe that the terms of the lease are no less favorable to us than comparable office space in the area of our offices. We sublease the garden level of the building for approximately $12,600 per month to unaffiliated entities at varying monthly rentals.

     On August 13, 1998, we designated 1,000 shares of the authorized but unissued Preferred Stock as Series B non-voting and non-convertible Preferred Stock. Each share of Series B Preferred has a redemption value of $1,000 per share, and a dividend rate of $80 (8%) per share. We can redeem the shares of Series B Preferred subject to certain minimum equity provisions. We issued 250 shares of Series B Preferred Stock to George A. Kast in consideration of a cash payment of $250,000.

     In February 2000, George A. Kast, who held 876,341 shares of Series A Preferred Stock, agreed to return his shares of Series A Preferred Stock to us in exchange for 876,341 shares of a newly created non-voting Series C Preferred Stock. Mr. Kast's 876,341 shares of Series A Preferred stock would have automatically converted into 254,138,890 shares of Common Stock upon the filing of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 with the Securities and Exchange Commission. The Series C Preferred Stock will automatically convert into shares of Common Stock on a one-for-290 basis upon a "change in control" of GWT.

     A "change in control" is deemed to occur:

     * on the date any individual, entity or group acquires the beneficially ownership of 30% or more of the then outstanding shares of Common Stock or the then outstanding voting securities of GWT entitled to vote generally in the election of directors;

     * on the date the individuals who constitute the Board of Directors on February 11, 2000 (the "Incumbent Board"), cease to constitute at least a majority of the members of the Board; provided that any person becoming a director subsequent to February 11, 2000, whose appointment, election or nomination for election by GWT's shareholders was approved by a vote of a least a majority of directors then comprising the Incumbent Board shall be considered as though such person was a member of the Incumbent Board;

     * on the date of consummation of a merger, consolidation, recapitalization, sale or disposition or all or a substantial portion of GWT's assets; provided, however, that a change in control shall not occur if consummation of the transaction results in at least 50% of the voting power immediately after the transaction being beneficially owned by at least 50% of the holders of outstanding voting securities immediately prior to the transaction, with the voting power of each such continuing holder relative to other such continuing holders not substantially altered in the transaction; or

     * on the date GWT files a Current Report or proxy statement with the Securities and Exchange Commission disclosing that a change in control has or may have occurred or may occur pursuant to any then-existing contract or transaction.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-KSB:

     Consolidated Financial Statements of Global Water Technologies, Inc.:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets--December 31, 1999, 1998 and 1997

     Consolidated Statements of Operations--Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity--Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements--December 31, 1999, 1998
     and 1997

     Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
Number    Description
------    -----------

3.1       Certificate of Incorporation, dated July 12, 1990 (1)

3.2       Certificate of Designations of Preferred Stock, filed September 25,
          1997(4)

3.3 Certificate of Amendment to the Certificate of Incorporation, filed November 5, 1997(4)

3.4       Bylaws (2)

3.5       Amendment to the Bylaws, dated September 12, 1997(4)

3.6       Certificate of Amendment to the Designation of Preferred Stock
          (Series B), filed with the State of Delaware on December 29, 1998. (6)

3.7 Certificate of Designations of Preferred Stock (Series C), filed with the State of Delaware on February 24, 2000. (8)

10.1 Plan and Agreement or Reorganization, dated September 12, 1997, between the Registrant and Psychrometric Systems, Inc. (3)

10.2 Lease Agreement, dated September 21, 1994, between Psychrometric Systems, Inc. and Golden Hill Partnership (4)

10.3 Lease Agreement, dated December 27, 1996, between Psychrometric Systems, Inc. and N. R. Petry Co.(4)

10.4 Lease Agreement, dated October 1, 1996, between George A. Kast and Psychrometric Systems, Inc. (4)

10.5 Sublease Agreement, dated March 10, 1998, by and between The Coleman Company, Inc., Global Water Technologies, Inc. and George
          A. Kast (4)

10.6      1998 Stock Option Plan (6)

10.7      Registration Rights Agreement dated as of July 12, 1999 (7)

10.8 Real Property Lease, dated December 30, 1999, between GK Holdings, Inc. and Global Water Technologies, Inc.(7)

18        Letter, dated November 19, 1998, from Comiskey & Company, P.C.
          re: change in accounting principles (5)

21        Subsidiaries of the Company

27        Financial Data Schedule
________________________
(1) Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (No. 33-37513-D) and incorporated herein by reference.
(2) Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-18 (No. 33-37513-D) and incorporated herein by reference.
(3) Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, and incorporated herein by reference.
(4) Filed as an Exhibit of the same number to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(5) Filed as an Exhibit of the same number to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, and incorporated herein by reference.
(6) Filed as an Exhibit of the same number to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(7) Filed as an Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (No. 333-89857), and incorporated herein by reference.
(8) Filed as an Exhibit of the same number to the Registrant's Current Report on Form 8-K, dated February 24, 2000, and incorporated herein by reference.


(b) During the quarter ended December 31, 1999, no Current Reports on Form 8-K were filed by us.

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

Date:  March 21, 2000              GLOBAL WATER TECHNOLOGIES, INC.

                                   By/s/ George A. Kast
                                     -----------------------------------
                                   George A. Kast, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures               Title                              Date
----------               -----                              ----

/s/ George A. Kast       President, Chief Executive         March 21, 2000
------------------------ Officer, (Principal Executive
George A. Kast           Officer) and Chairman of the Board


/s/ Martin E. Hout       Chief Financial Officer            March 21, 2000
------------------------ (Principal Financial Officer)
Martin E. Hout


/s/ Gary L. Brown        Secretary and Director             March 21, 2000
------------------------
Gary L. Brown


/s/ Michael A. Kast      Director                           March 21, 2000
------------------------
Michael A. Kast


/s/ Robert C. Koch       Director                           March 21, 2000
------------------------
Robert C. Koch

                      INDEX TO FINANCIAL STATEMENTS
                      -----------------------------

            GLOBAL WATER TECHNOLOGIES, INC. AND SUBSIDIARIES


Report of Comiskey and Company, P.C. Independent Certified
Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Statements of Operations For Years Ended
     December 31, 1999, 1998 and 1997. . . . . . . . . . . . . . . . .F-3

Consolidated Balance Sheets As of December 31, 1999, 1998
     and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Cash Flows For Years Ended
     December 31, 1999, 1998 and 1997. . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Stockholders' Equity For the Years ended
     December 31, 1999, 1998 and 1997. . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements December 31, 1999, 1998
     and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Global Water Technologies, Inc.

We have audited the consolidated balance sheets of Global Water
Technologies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of our management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Global Water Technologies, Inc. as of December 31, 1999 and 1998, and the results of its operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Denver, Colorado
February 18, 2000

                                   COMISKEY & COMPANY
                                   PROFESSIONAL CORPORATION

                     GLOBAL WATER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 1999, 1998 and 1997


                                                     1999             1998              1997
                                                     ----             ----              ----
Net revenues:
  United States                                  $ 60,134,087     $ 29,486,771      $ 14,919,866
  International                                     7,818,880        5,247,569         3,777,426
                                                 ------------     ------------      ------------
    Total revenues                                 67,952,967       34,734,340        18,697,292
                                                 ------------     ------------      ------------
Costs and expenses:
  Cost of sales                                    60,851,840       27,816,137        13,547,484
  Selling, general and administrative               4,938,947        4,762,328         4,031,159
  Research and development                             30,618          232,657           147,895
                                                 ------------     ------------      ------------
    Total costs and expenses                       65,821,405       32,811,122        17,726,538
                                                 ------------     ------------      ------------

Operating income                                    2,131,562        1,923,218           970,754

Other income (expense):
  Interest expense, net                               266,548          157,520           123,072
  Other, net                                            5,883            1,180             2,822
                                                 ------------     ------------      ------------

Income before income taxes                          1,870,897        1,766,878           844,860

Income taxes                                          566,115          777,569           273,878
                                                 ------------     ------------      ------------

Net income before preferred dividend                1,304,782          989,309           570,982

Preferred stock dividend                               20,000            7,640                 -
                                                 ------------     ------------      ------------
Net income (including the effect of a change in
 accounting principle for 1998)                     1,284,782          981,669           570,982
Cumulative effect of a change in an accounting
  principle--net of $593,119 of
  related tax effect                                        -          754,296                 -
                                                 ------------     ------------      ------------

Net income available for common shareholders     $  1,284,782     $    227,373      $    570,982
                                                 ============     ============      ============

Income per share:
  Basic weighted average shares outstanding       334,155,087      294,251,063       270,014,801
  Basic income per share--prior to accounting
   change                                        $      0.004     $      0.003      $      0.002
  Cumulative effect of accounting change                    -           (0.002)                -
                                                 ------------     ------------      ------------
  Basic income per share available for common    $      0.004     $      0.001      $      0.002
                                                 ============     ============      ============

  Fully diluted weighted average shares
   outstanding                                    334,558,354      294,251,063       270,126,740
  Fully diluted income/share-prior to acct
   change                                        $      0.004     $      0.003       $     0.002
  Cumulative effect of accounting change                    -           (0.002)                -
                                                 ------------     ------------      ------------
  Fully diluted income per share                 $      0.004     $      0.001      $      0.002
                                                 ============     ============      ============

The accompanying notes are an integral part of the financial statements

                     GLOBAL WATER TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1999, 1998 and 1997

                                                     1999             1998              1997
                                                     ----             ----              ----
ASSETS
------
Current assets:
  Cash and cash equivalents                      $    707,264     $  1,751,299      $    118,887
  Trade accounts receivable, net of allowance
    for doubtful accounts of $136,029, $134,169
    and $50,000, respectively                      11,210,659        8,205,563         3,937,645
  Other receivables                                   358,861          111,365            16,097
  Costs and estimated earnings in excess of
     billings on uncompleted contracts             10,968,967        3,623,538         2,695,782
  Income taxes receivable                                   -           60,960            34,995
  Inventories                                         888,102          318,458           380,128
  Prepaid expenses                                    279,459          164,304           126,031
                                                 ------------     ------------      ------------
      Total current assets                         24,413,312       14,235,487         7,309,565
                                                 ------------     ------------      ------------

Property and equipment, net                           768,821          625,309           604,578
Intangibles, net of amortization                       30,242           41,246            52,250
Deposits                                               51,555          106,020            13,086
Restricted assets, certificate of deposit                   -                -           222,836
                                                 ------------     ------------      ------------
                                                 $ 25,263,930     $ 15,008,062      $  8,202,315
                                                 ============     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt           $  1,935,394     $  1,036,159      $    137,865
  Accounts payable                                 13,718,901        7,366,472         4,685,568
  Accrued liabilities                               1,916,508        1,884,950           638,821
  Billings in excess of costs and estimated
     earnings on uncompleted contracts              1,304,863        1,686,168           499,594
  Income taxes payable                                586,793          213,611                 -
  Deferred income taxes                                10,517          106,632           123,778
                                                 ------------     ------------      ------------
      Total current liabilities                    19,472,976       12,293,992         6,085,626
                                                 ------------     ------------      ------------

Long-term debt                                      1,989,390        1,137,076           923,958
Deferred income taxes                                  55,368           78,005           190,417

Stockholders' equity:
  Preferred stock, $0.00001 par value, 20,000,000
    shares authorized; 1,000,000 shares issued
    and outstanding; stated at redemption value
    of $0.0001                                            100              100               100
  Preferred stock, no par, 1,000 shares authorized;
    250 shares issued and outstanding as of
    December 31, 1999 and 1998 only; stated at
    redemption value of $1,000                        250,000          250,000                 -
  Common stock, $0.00001 par value; 800,000,000
    shares authorized; 308,354,250, 294,854,250
    and 294,050,000 shares issued and outstanding,
    respectively                                        3,083            2,948             2,940

  Capital in excess of par value                    1,504,208          541,918           522,624
  Retained earnings                                 1,988,805          704,023           476,650
                                                 ------------     ------------      ------------
      Total stockholders' equity                    3,746,196        1,498,989         1,002,314
                                                 ------------     ------------      ------------
                                                 $ 25,263,930     $ 15,008,062      $  8,202,315
                                                 ============     ============      ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For Years Ended December 31, 1999, 1998 and 1997



                                                     1999             1998              1997
                                                     ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income available for common shareholders:  $  1,284,782     $    227,373      $    570,982
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                    204,852          174,712           142,223
      Amortization                                     11,004           11,004             2,750
      (Gain) Loss on disposition of fixed assets       (1,392)          31,883                 -
      Increase (decrease) in deferred income taxes:  (118,752)        (129,558)          308,059
      (Increase) decrease in working capital:
        Trade accounts receivable                  (3,005,096)      (4,267,918)         (934,717)
        Other receivables                            (295,262)         (47,502)           36,337
        Costs and estimated earnings in excess of
          billings on uncompleted contracts        (7,345,429)        (927,756)         (709,619)
        Income taxes receivable                        60,960          (25,965)          (34,995)
        Inventories                                  (569,644)          61,670          (216,312)
        Prepaid expenses                             (115,155)         (38,273)          (14,184)
        Deposits                                       54,465          (92,934)           (3,990)
        Accounts payable                            6,352,429        2,680,903           984,669
        Income taxes payable                          373,182          213,611          (167,513)
        Accrued liabilities                            31,558        1,246,129           173,793
        Billings in excess of costs and estimated
          earnings on uncompleted contracts          (381,305)       1,186,574           347,015
                                                 ------------     ------------      ------------
          Net cash provided by (used in)
          operating activities                     (3,458,803)         303,953           484,498
                                                 ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in certificate of deposit                      -          222,836           (11,467)
  Purchase of property and equipment                 (323,563)        (227,325)         (174,705)
  Proceeds from sales of assets                        20,000                -                 -
  Purchase of intangibles                                   -                -            (5,000)
  Issuance of stockholder loan                         47,766          (47,766)                -
                                                 ------------     ------------      ------------
    Net cash (used in) investing activities          (255,797)         (52,255)         (191,172)
                                                 ------------     ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Lines-of-credit draws                             9,481,000        3,954,476           656,270
  Lines-of-credit paydowns                         (7,494,000)      (3,156,476)         (759,537)
  Issuance of common stock                            962,425           19,302             5,604
  Issuance (redemption) of preferred stock                  -          250,000            (2,000)
  Proceeds from issuance of debt                            -          496,378                 -
  Repayment of debt                                  (278,860)        (182,966)         (135,964)
                                                 ------------     ------------      ------------
    Net cash provided by (used in) financing
     activities                                     2,670,565        1,380,714          (235,627)
                                                 ------------     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       (1,044,035)       1,632,412            57,699
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        1,751,299          118,887            61,188
                                                 ------------     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR           $    707,264     $  1,751,299      $    118,887
                                                 ============     ============      ============

Supplemental cash flow disclosures--The effect of a certain $50,000 non-cash financing transaction related to a non-compete agreement for common stock in the Company was excluded from the consolidated cash flows for the year ended December 31, 1997. Cash paid for interest was $395,183, $167,420 and $141,598 for the years ended December 31, 1999, 1998 and 1997, respectively. Cash paid for income taxes was $37,565 and $176,547 for the year ended December 31, 1999 and 1998, respectively. Purchases of property using debt totaled $43,410 for the year ended 1999.

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Years ended December 31, 1999, 1998 and 1997


                                      Preferred Stock                           Capital in  Retained
                  Preferred Stock       Series a & B          Common Stock      Excess of   Earnings
                  Shares   Amount   Shares      Amount    Shares        Amount  Par Value   (Deficit)     Total
                  -------------------------------------------------------------------------------------------------
BALANCE,
JANUARY 1, 1997      50    $5,000   1,000,000  $    100  261,382,500   $ 2,614 $  464,346   $  (94,332)  $  377,728

Redemption of
preferred stock,
September 24, 1997  (50)   (5,000)       ---        ---          ---       ---      3,000          ---       (2,000)

Stock deemed issued
in reverse
acquisition,
September 25, 1997  ---       ---        ---        ---   32,042,500       320      5,284          ---        5,604

Stock issued for non-
compete Agreement,
December 15, 1997   ---       ---        ---        ---      625,000         6     49,994          ---       50,000

Net income          ---       ---        ---        ---          ---       ---        ---      570,982      570,982
                   ----    ------  ---------   --------  -----------   ------- ----------   ----------   ----------

BALANCE,
DECEMBER 31, 1997   ---    $  ---  1,000,000   $    100  294,050,000   $ 2,940 $  522,624   $  476,650   $1,002,314

Issuance of
Series B
preferred stock
August 13, 1998     ---       ---        250    250,000          ---       ---        ---          ---      250,000

Stock issued
October 7, 1998     ---       ---        ---        ---      804,250         8     19,294          ---       19,302

Net income
available for
common              ---       ---        ---        ---          ---       ---        ---      227,373      227,373
                   ----    ------  ---------   --------  -----------   ------- ----------   ----------   ----------

BALANCE
DECEMBER 31, 1998   ---    $  ---  1,000,250   $250,100  294,854,250   $ 2,948  $ 541,918   $  704,023   $1,498,989

Stock issued
September 29, 1999  ---       ---        ---        ---   13,500,000       135    962,290          ---      962,425

Net income
available for
common              ---       ---        ---        ---          ---       ---        ---    1,284,782    1,284,782
                   ----    ------  ---------   --------  -----------   ------- ----------   ----------   ----------
BALANCE,
DECEMBER 31, 1999   ---    $  ---  1,000,250   $250,000  308,354,250   $ 3,083 $1,504,208   $1,988,805   $3,746,196
                   ====    ======  =========   ========  ===========   ======= ==========   ==========   ==========


The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


1.   SIGNIFICANT ACCOUNTING POLICIES

COMPANY HISTORY
---------------
Global Water Technologies, Inc. ("GWT") was incorporated in the state of Delaware on July 12, 1990 under its predecessor name of Fi-Tek VI, Inc. and became a public company in 1992. Until September 25, 1997, GWT was considered a development stage company which had not engaged in any business other than organizational efforts, raising capital and investigating business opportunities.

On September 25, 1997, GWT and Psychrometric Systems, Inc. ("PSI") consummated an Agreement and Plan of Reorganization whereby GWT acquired all of the issued and outstanding common shares of PSI in exchange for the issuance of 261,382,500 shares of GWT's Common Stock and 1,000,000 shares of a newly-authorized Series A non-voting preferred stock ("Preferred Stock"). Each share of Preferred Stock is convertible into 290 shares of Common Stock upon attainment of gross annual sales of $60,000,000 for GWT and its subsidiaries (the "Company"), but only if such annual sales goal is reported not later than the due date of the Company's Annual Report on Form 10-K for the fiscal year ending in 2002, and is subject to redemption by the Company at a price of $0.0001 per share in the event the required sales level is not attained. The Company has accounted for the transaction as a reverse acquisition under the purchase method of accounting. The fiscal year of the Company was changed from June 30 to December 31 to correspond to the fiscal year of PSI.

GWT, through its wholly owned subsidiary, PSI, is in the business of designing, selling, manufacturing and building new industrial water cooling towers and in retrofitting existing industrial water cooling towers and cooling tower components. PSI is the main operating entity of GWT and represents approximately 100% of its revenue.

GWT, through another wholly owned subsidiary, Applied Water Technologies, Inc. ("AWT") is in the business of providing environmentally sound water treatment services to the cooling tower market. Global Water Services, Inc., another wholly owned GWT subsidiary, is in the business of providing total cooling water management services to cooling tower customers.

On November 5, 1997, and subsequent to its reverse merger with PSI, GWT changed its name from Fi-Tek VI, Inc. to Global Water Technologies, Inc. to reflect the Company's focus on the growing water-related market opportunities. The Company's trading symbol was also changed to "GWT" on that date.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


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

REVENUE AND COST RECOGNITION
----------------------------
The Company recognizes revenues on service contracts when the services are rendered.

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

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME PER SHARE
----------------
The Company adopted FASB Statement No. 128 "Earnings Per Share" retroactive to January 1, 1996. Income per basic share is computed on the basis of the weighted average number of common shares outstanding for the respective periods. Fully diluted income per share was computed using the treasury stock method on the basis of the weighted average number of common shares after giving effect to all dilutive potential common shares that were outstanding during the respective periods. On December 31, 1999, there were 3,018,760 warrants and options that were considered dilutive securities.
As of December 31, 1998, there were no existing dilutive common shares. Only 804,250 options, which were exercised in October 1998, were considered dilutive for the year ending December 31, 1997.

INCOME TAXES
------------
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. The company files a consolidated tax return for federal and for most state jurisdictions.

Effective January 1, 1996, the Company filed for a change in accounting methods. The new tax method, percentage-of-completion, is the same as used for financial statement purposes. In accordance with IRS regulations, the deferred income as of December 31, 1995, is being recognized over a four-year period for tax purposes. The deferred income from the change in method will be fully recognized by December 31, 1999. The Company also depreciates its property and equipment on an accelerated method for income tax purposes. A provision for deferred taxes on these timing differences has been recorded.

During 1997, the Company established a Foreign Sales Corporation ("FSC") in the United States Virgin Islands. The wholly owned subsidiary will be used as a commission agent on eligible foreign sales. The eligible sales which qualify for FSC treatment will generate permanent tax differences for the Company.

CASH EQUIVALENTS
----------------
The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1999 and 1998, cash equivalents included $254,175 and $441,133, respectively, in amounts restricted to the payment of vendor obligations on specific projects.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


INVENTORY VALUATION
-------------------
Inventory is stated at the lower of cost (first-in, first-out method) or market value. The inventory consists primarily of parts and structural materials for use on specific future jobs.

ADVERTISING
-----------
The Company expenses costs for advertising in the period in which the advertising first takes place. Advertising costs charged to expense totaled $408,402, $319,805 and $308,708 for the years ended December 31, 1999, 1998 and 1997, respectively.

PROPERTY AND EQUIPMENT
----------------------
The principal categories of equipment include office furniture and equipment, vehicles, machinery and equipment and leasehold improvements. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is determined principally on the straight-line method over the estimated useful lives of the assets.

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

From time to time, the Company may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on the Company. For the year ending December 31, 1999, the Company had a major customer accounting for 39.8% of revenues. The Company had a major customer accounting for 13.9% of its revenues for the year ended December 31, 1998, but did not have a major customer accounting for more than 10% of its revenues for the year ended December 31, 1997. Additionally, the Company has one major

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


project with one customer included in its December 31, 1999, backlog which represents approximately 17% of its total backlog.

RECLASSIFICATIONS
-----------------
Certain amounts as of or for the years ended December 31, 1997 and 1998 have been reclassified to conform with the December 31, 1999, presentation.

2.   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 1999, 1998 and 1997:

                                         1999          1998        1997
                                         ----          ----        ----
   Office furniture and equipment    $  893,132    $  623,383    $509,819
   Machinery and equipment              224,120       192,646     178,092
   Vehicles                             213,098       209,307     186,455
   Leasehold improvements                39,610        29,729      53,394
                                     ----------    ----------    --------
                                     $1,369,960    $1,055,065    $927,760
   Less accumulated depreciation        601,139       429,756     323,182
                                     ----------    ----------    --------
   Property and equipment, net       $  768,821    $  625,309    $604,578
                                     ==========    ==========    ========

3.   STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK
The Company History section of Note 1 discussed the reverse merger between Global Water Technologies, Inc. and Psychrometric Systems, Inc. In regard to stockholders' equity, the effect of the reverse merger resulted in the restatement of the Common Stock, Preferred Stock and the capital in excess of par value as if the merger had taken effect on the first day of the presented financial statements. Prior to the merger, PSI's own preferred stock was redeemed.

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

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


Such shares pay, out of funds legally available for that purpose, a cumulative dividend at the rate of $80.00 per annum payable quarterly. The shares have no voting rights but do have certain rights upon liquidation or dissolution. The Company has the right to call such shares only after the consolidated net worth of the Company, after giving full effect to the call, is equal to or in excess of $3,000,000.

On February 22, 2000, the Company authorized the issuance of 876,341 shares of Series C Preferred Stock at no par and zero redemption value. These shares were issued in exchange for 876,341 shares of Series A Preferred Stock. The Series A Preferred Stock would have converted into 254,138,890 upon the filing of the Company's 10-KSB for the fiscal year ended December 31, 1999. The Series C Preferred Stock will automatically convert into Common stock at a ratio of 290:1 upon a change in control of the Company. The remaining 123,659 shares of Series A Preferred Stock will convert into 35,861,110 upon the filing of this report.

On November 4, 1997, the Company increased the authorized shares of Common Stock to 800,000,000 shares. On December 15, 1997, the Company issued 625,000 shares of Common Stock relating to a non-compete agreement. On October 7, 1998, the Company issued 804,250 shares of Common Stock related to an outstanding option.

On September 29, 1999, the Company concluded its Private Placement with the issuance of 13,500,000 shares, a corresponding 13,500,000 Class C warrants, 1,350,000 underwriter warrants (Class C) and an option to acquire an additional 1,350,000 shares and warrants. Gross proceeds were $1,080,000 while net proceeds after fees, commissions and expenses were $962,425. The Class C warrants are exercisable at $0.158 per share and expire on February 18, 2002.

WARRANTS AND OPTIONS
--------------------
Immediately prior to the merger, the shareholders of GWT held warrants to acquire the Company's Common Stock. There are 8,042,500 Class A warrants exercisable at 12 cents per share and 8,042,500 Class B warrants exercisable at 20 cents per share. Such warrants, which were scheduled to expire on April 14, 2000, have been extended to April 14, 2001.

An investment banking house, which assisted in the Company's initial public offering in 1992, holds 804,250 Class A warrants and 804,250 Class B warrants. The option on common stock and Class A and Class B warrants was exercised at 2.4 cents per share on October 7, 1998. The Class A warrants and Class B warrants are exercisable at 12 cents per share and 20 cents per share, respectively.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


COMPREHENSIVE INCOME
--------------------
The Company has no items requiring separate disclosure pursuant to Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

5.   EMPLOYEE STOCK OPTIONS

On May 20, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") which provides for the issuance of options to purchase up to 30,000,000 shares of Common Stock to employees, officers, directors and consultants of the Company and its subsidiaries. The Plan was ratified by the Company's shareholders at the Company's Annual Meeting of Shareholders on June 30, 1998. Management granted 4,968,800 options to employees on March 8, 1999.

The Company granted the aforementioned stock options to employees at a strike price of $0.08 per share when the Company's stock traded at $0.07. The options vest to employees in the following manner: 20% immediately and 20% each year over the next four years measured from the grant date. If an employee leaves the Company for any reason prior to the shares being vested, then the remaining non-vested shares are forfeited. No options were exercised during the year.

OPTION ACTIVITY
---------------
               Outstanding at January 1, 1999                -0-
               Granted March 8, 1999                   4,968,800
               Forfeited                                (348,480)
                                                       ---------
               Outstanding at December 31, 1999        4,620,320
                                                       =========

               Exercisable at December 31, 1999          993,760
                                                       =========

Under FAS 123, Accounting for Stock Based Compensation, the measurement of fair value utilizing an option pricing model at the date of grant is based upon, among other criteria, the applicable exercise price, the current stock value, the estimated exercise date of the options, the vesting schedule, the estimated forfeitures, the risk-free rate of return, the volatility of the stock underlying the options and adjustments to the above pertaining to specific Company circumstances. The fair value of the above employee stock options utilizing a Black-Scholes option pricing model is $121,855. The assumptions underlying the calculation of the fair value was a 75% volatility, a risk-free rate of return of 5.5% over the life of the options, a forfeiture rate of 10% per year and an exercise of options after the stock is vested. These amounts have not been reflected in income since the Company is accounting for stock based compensation in accordance with APB-25.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


The pro-forma effect of utilizing the fair value based accounting to measure stock based compensation would be the following:

                                                           1999
                                                           ----
               Pro-form net income                     $1,197,555
               Pro-forma basic income per share            $0.004
               Pro-forma fully diluted income per share    $0.004

6.   BACKLOG

The following 1999 schedule summarizes changes in backlog on contracts during the years ended December 31, 1999, 1998 and 1997. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts.

                                             1999           1998           1997
                                             ----           ----           ----
   Backlog, beginning of year             $27,155,058    $11,606,245    $ 6,139,765
   Adjustment due to accounting change              -      1,036,272              -
   Contract removed in 1998                         -     (3,885,000)             -
   New contracts during year               61,774,341     53,142,019     24,163,772
   Contract revenues earned during the
    year                                  (68,083,291)   (34,744,478)   (18,697,292)
                                          -----------    -----------    -----------
   Backlog, end of year                   $20,846,108    $27,155,058    $11,606,245
                                          ===========    ===========    ===========

Included in the above 1998 backlog amounts are $1,507,778 recognized under Letters of Intent. This is consistent with standard industry practices for the Company's main business line.

7.    LONG-TERM OPERATING LEASES

Effective March 10, 1998, the Company and George A. Kast, President and
CEO, entered into a triple-net lease for a portion of 36,740 square foot office building in Golden, Colorado, for the Company's expanding office space requirements. The lease required the Company to pay rent at a rate of $21,454 per month for the 34-month lease. Gross operating expenses for the building approximated $20,000 per month, of which Mr. Kast was personally responsible for the payment of approximately $5,000 per month, which was paid by the Company. As of December 31, 1998, the Company had recorded a note receivable from Mr. Kast related to the operating costs of the facility for which Mr. Kast was responsible for $47,766. This note bears interest at 8% per annum and was due no later than September 30, 1999. This note was repaid in installments during 1999 and the Company received the last payment on October 6, 1999.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option to purchase the office building in which GWT's principal offices are located. On December 31, 1999, GWT and GK Holdings entered into a ten-year lease of the building, commencing January 1, 2000. The triple-net lease requires monthly rental payments of $53,538 per month. The Company believes that the terms of the lease are no less favorable to GWT than comparable office space in the area of our offices. GWT subleases the garden level of the building for approximately $12,600 per month to unaffiliated entities at varying monthly rentals. All of the subleases have terms of twelve months or less.

The Company had a 60-month lease for its former office space in Lakewood, CO, for approximately $14,519 per month, and which expired in October 1999. Subsequent to December 31, 1998, the Company entered into an agreement with an unaffiliated entity to occupy its former office location. This third party has entered into an agreement with the lessor to release the Company from any future obligation on the aforementioned lease. The Company also has a 60 month lease with a stockholder for a research and testing facility located in Idaho, for $1,238 per month, and which expires on September 30, 2001. The Company leases approximately 17,700 square feet from an unaffiliated entity on a month-to-month basis in Denver, Colorado, which is utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment. The Company signed a 12-month lease for this facility with renewal options in January of 2000.

The following is a schedule by year of future minimum lease payments required under these leases:

               2000                          $  657,312
               2001                             653,598
               2002                             642,456
               2003                             642,456
               2004                             642,456
               Thereafter                     3,212,280
                                             ----------

               In the aggregate              $6,450,558
                                             ==========

Rent expense totaled $377,443, $450,171 and $243,272 for the years ended December 31, 1999, 1998 and 1997, respectively.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


8.   LONG- AND SHORT-TERM DEBT

The Company has negotiated a line of credit with Norwest Bank totaling $1,800,000. The line-of-credit is secured by a stockholder's personal certificates of deposit of $773,233 and certain business assets. The line of credit has a tiered rate of 6.69% on the first $770,000 and 9.5% on the remaining portion and matures on January 15, 2001.

In March of 2000, the Company negotiated a line of credit with Norwest Bank totaling $500,000. This line of credit has an interest rate of 9.5% and is due in June of 2000.

The Small Business Administration guarantee of certain term debts subjects the Company to financial covenants including a minimum net worth, limitations on capital withdrawals and the personal guarantee of George A. Kast, President and CEO. The Company was in compliance with all covenants as of December 31, 1999, 1998 and 1997. The Export Import Bank of the United States guarantee of certain debts subjects the Company to collateral requirements on eligible foreign receivables and inventories. The Company was in compliance with all requirements as of December 31, 1999. The international line of credit matures on September 15, 2000.

The following is a summary of the future maturities of debt for the years ending December 31:

               2000                          $1,935,394
               2001                           1,832,921
               2002                             103,747
               2003                              44,131
               2004                               8,591

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


The following is a summary of the long- and short-term debt as of December 31, 1999, 1998 and 1997:

                                             1999          1998           1997
                                             ----          ----           ----
Norwest Bank, Lakewood, CO:
  --Line-of-credit--domestic              $1,725,000    $  750,000     $  745,000
  --Line-of-credit--international;
      guaranteed to 90% of the outstanding
      balance by the Export/Import bank
      of the United States secured by
      eligible accounts receivable and
      inventories, interest at 1% above
      prime                                1,805,000       793,000            ---
  --Small Business Administration 90%
      guaranteed loan--payable in monthly
      installments of $8,334 plus interest
      at 1.0% above prime rate; secured by
      furniture and equipment, inventory,
      accounts receivable and assignment
      of  life insurance policy                  596       109,423        199,841
  --Small Business Administration 90%
      guaranteed loan--payable in monthly
      installments of $7,917 plus interest
      at 1.0% above prime rate; secured by
      furniture and equipment, inventory,
      accounts receivable and assignment of
      life insurance policy                  319,614       423,310            ---
First Interstate Bank--payable in monthly
  installments of $912, including interest
  at 9.5%; secured by a vehicle                  ---        23,505         31,741
Ford Motor--payable in monthly installments
  of $893, including interest at 8.49%,
  secured by a vehicle                        42,244
GMAC--various--payable in monthly
  installments ranging from $361 to $577,
  including interest ranging from 9.75% to
  10.75%; secured by seven vehicles           32,330        73,997         85,241
                                          ----------    ----------     ----------
                                           3,924,784     2,173,235      1,061,823

  Less current maturities included in
   current liabilities                     1,935,394     1,036,159        137,865
                                          ----------    ----------     ----------
  Net long-term debt                      $1,989,390    $1,137,076     $  923,958
                                          ==========    ==========     ==========

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


9.   INCOME TAXES

The components of the net deferred tax liability at December 31, 1999, 1998 and 1997 are as follows:

                                             1999           1998           1997
                                             ----           ----           ----
     Deferred tax liabilities:
       Deferred revenue under section 481 $       --     $  150,574     $  277,556
       Property and equipment                 61,685         68,006         26,639
       Other                                  15,000         10,000         25,000
                                          ----------     ----------     ----------
         Total deferred tax liabilities   $   76,685     $  228,580     $  329,195
                                          ==========     ==========     ==========

     Deferred tax assets:
       Accounts receivable allowance      $   10,800     $   43,943     $   15,000
                                          ----------     ----------     ----------
         Total deferred tax assets        $   10,800     $   43,943     $   15,000
                                          ----------     ----------     ----------
         Net deferred tax liabilities     $   65,885     $  184,637     $  314,195
                                          ==========     ==========     ==========

The provision for income taxes consisted of the following at December 31, 1999, 1998 and 1997:

                                             1999           1998           1997
                                             ----           ----           ----
     Income taxes currently payable       $  686,557     $  313,324     $  130,627
     Deferred income taxes                  (228,763)      (129,558)       143,251
     Increase (decrease) in other, net        (1,690)           684             --
     Tax effect of accounting change              --        593,119             --
                                          ----------     ----------     ----------
       Income tax expense                 $  566,115     $  777,569     $  273,878
                                          ==========     ==========     ==========

The differences between the federal income tax rate of 34% and the Company's effective tax rate were as follows:

                                             1999           1998           1997
                                             ----           ----           ----
     Taxes at the U.S. statutory rate     $  636,105     $  600,739     $  287,253
     State income taxes,
       net of federal income tax benefit      37,044         58,307         25,543
     Foreign sales corporation              (175,270)       (31,827)       (48,243)
     Non-deductible items                     39,411         10,780          9,325
     Adjustment in effective tax rate
        estimates for timing differences      34,025        129,076             --
     Prior year under (over) accrual--net     (5,200)        10,494             --
                                          ----------     ----------     ----------
        Provision for income taxes        $  566,115     $  777,569     $  273,878
                                          ==========     ==========     ==========

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


10.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts at December 31, 1999, 1998 and 1997, are summarized as follows:

                                             1999           1998           1997
                                             ----           ----           ----
     Costs incurred to date               $53,062,731    $20,040,123    $ 9,858,349
     Gross profit recognized to date        7,342,093      4,136,042      4,499,694
                                          -----------    -----------    -----------
     Total costs plus gross profit to
      date                                $60,404,824    $24,176,165    $14,358,043
     Billings to date                      50,740,720     22,238,795     12,161,855
                                          -----------    -----------    -----------
                                          $ 9,664,104    $ 1,937,370    $ 2,196,188
                                          ===========    ===========    ===========

The above amounts are included in the accompanying balance sheets under the following captions:

                                             1999           1998           1997
                                             ----           ----           ----
     Costs and estimated earnings in
       excess of billings on uncompleted
       contracts                          $10,968,967    $ 3,623,538    $ 2,695,782
     Billings in excess of costs and
       estimated earnings on uncompleted
       contracts                            1,304,863      1,686,168        499,594
                                          -----------    -----------    -----------
                                          $ 9,664,104    $ 1,937,370    $ 2,196,188
                                          ===========    ===========    ===========

11.  CERTIFICATES OF DEPOSITS--PLEDGED

The certificate of deposit, with an outstanding balance at December 31, 1997 of $222,836 was pledged as security on the company's line-of-credit agreement with Norwest Bank--Lakewood. During 1998, the Company was released of its collateral requirement on this certificate of deposit.

12.  ACCRUED LIABILITIES

The accrued liabilities consist of the following as of December 31, 1999, 1998 and 1997:

                                             1999           1998           1997
                                             ----           ----           ----
     Payroll taxes payable                $   78,876     $  101,940     $    6,175
     Accrued commissions payable             810,690        779,038        398,484
     Accrued salaries and vacations          272,174        395,938        122,036
     Sales tax payable                       524,129         95,489         57,097
     Accrued workers compensation                  -         98,297         19,652
     Other accrued liabilities               230,639        414,248         35,377
                                          ----------     ----------     ----------
                                          $1,916,508     $1,884,950     $  638,821
                                          ==========     ==========     ==========

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


13.  LITIGATION AND CLAIMS

The Company has a series of unapproved change order requests pending against a customer for a project completed in 1999. Discussions and negotiations with this customer concerning these change order requests are ongoing. The customer has offered to settle the amount for less than the Company's requests. The Company believes that a favorable resolution of this matter will occur and will not be materially detrimental to the Company's financial condition.

There are no other litigation or claim matters which the Company believes are material. The Company believes it has appropriate reserves for these and other unanticipated claims.

14.  401(k) PLAN

On July 1, 1996, the Company implemented a 401(k) savings plan. The current plan covers all full time employees over the age of 21 who have completed six months of service to the Company. The Company may contribute to the plan upon the Board of Directors' discretion. For the years ended December 31, 1999, 1998 and 1997, the Company did not make any contributions to the plan.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's debt at December 31, 1999, 1998 and 1997, approximate their fair value, since the interest rate charged per the agreements is similar to the Company's current borrowing rate.

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

On November 5, 1999, the Company entered into a forward Foreign Exchange sales contract that was outstanding as of December 31, 1999, in the amount of 1,000,000 CAD to be delivered on May 31, 2000, for $677,507 USD. This financial instrument is designated as a hedge against a firm contract for Canadian dollars to be delivered in the Company's ordinary course of business. The Company has not yet adopted FAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The market value of a similar financial instrument as of December 31, 1999, was approximately $652,330, an unrealized gain of $25,177.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


Based on a volatility of 5.8% for Canadian dollar exchange rate vis-a-vis the U.S. dollar, a 95% confidence interval for the remaining time on the financial instrument would equate to a contract range of $579,450 to $725,210 over the remaining life of the instrument.

16.  RELATED PARTY TRANSACTIONS

A stockholder has pledged two personal certificates of deposit in the amount of $773,233 as security for the Company's line-of-credit. For the years ended December 31, 1999, 1998 and 1997, the Company authorized fees of $137,567, $48,784, and $48,784, respectively, to the stockholder for this pledge. These amounts are included in interest expense.

The Company leases a research and testing facility from a stockholder with monthly payments of $1,238. For the years ended December 31, 1999, 1998 and 1997, the Company incurred $14,856 for each year in rent expense for the research and testing facility. These amounts are included in research and development expense.

Effective March 10, 1998, the Company and George A. Kast, President and CEO, entered into a triple-net lease for a 36,740 square foot office building in Golden, Colorado, for the Company's expanding office space requirements. The lease requires the Company to pay rent at a rate of $21,454 per month for the 34-month lease. Gross operating expenses for the building approximate $20,000 per month, of which Mr. Kast is personally responsible for the payment of approximately $5,000 per month, which has been paid by the Company. As of December 31, 1998, the Company has recorded a note receivable from Mr. Kast related to the operating costs of the facility for which Mr. Kast is responsible for $47,766. This note bears interest at 8% per annum and is due no later than September 30, 1999. The note was repaid in installments during 1999.

17.  BUILDING PURCHASE/LEASE

During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option to purchase the office building in which GWT's principal offices are located. On December 31, 1999, GWT and GK Holdings entered into a ten-year lease of the building, commencing January 1, 2000. The triple-net lease requires monthly rental payments of $53,538 per month. The Company believes that the terms of the lease are no less favorable to GWT than comparable office space in the area of our offices. GWT subleases the garden level of the building for approximately $12,600 per month to unaffiliated entities at varying monthly rentals.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


18.  BUSINESS SEGMENT DATA

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

The Company's export sales were $7,818,880, $5,241,036 and $3,777,426 for the Fiscal years 1999, 1998 and 1997, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the years ended December 31, 1999, 1998 and 1997.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 1999, 1998 and 1997

                                               1999
                                               ----

                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $60,134,087   $7,818,880   $       --   $67,952,967
Costs                           56,813,958    4,037,882    4,969,565    65,821,405
Segment profit (loss)            3,320,129    3,780,998   (4,969,565)    2,131,562
Assets                          17,994,559    5,711,489    1,557,882    25,263,930


                                               1998
                                               ----

                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $29,493,304   $5,241,036   $       --   $34,734,340
Costs                           23,254,112    4,562,025    4,994,985    32,811,122
Segment profit (loss)            6,239,192      679,011   (4,994,985)    1,923,218
Assets                          10,408,904    1,420,197    3,178,961    15,008,062

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999, 1998 and 1997


                                               1997
                                               ----

                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $14,919,866   $3,777,426   $        -   $18,697,292
Costs                           10,979,212    2,568,272    4,179,054    17,726,538
Segment profit (loss)            3,940,654    1,209,154   (4,179,054)      970,754
Assets                           5,599,402    1,034,025    1,568,888     8,202,315

19.  SUBSEQUENT EVENTS

On February 24, 2000, the Company announced that revenues would exceed sixty million in fiscal year 1999 which would trigger the conversion of outstanding Series A Preferred Stock. Concurrently, the Company announced that George Kast had exchanged his Series A Preferred Stock for Series C Preferred Stock. Subsequent to the announcement, the Company's stock price has experienced considerable trading activity and has traded as high as $0.74 per share. At the current pricing levels for the Company's stock, all of the outstanding warrants and options previously discussed are "in-the-money." Through March 17, 2000, the Company has received $676,800 in the exercise of outstanding C warrants and placement agent options.

20.  CHANGE IN ACCOUNTING

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

                                                  1998         1997
                                                  ----         ----
     Pro-forma amounts assuming retroactive
     application of accounting change:
       Net income (loss)                       $981,669     $(31,973)

       Basic income per share                    $0.003      $(0.000)
                                                 ======      ========

       Fully diluted income per share            $0.003      $(0.000)
                                                 ======      ========