Form 10-Q
period 2000-03-31
GLOBAL WATER TECHNOLOGIES INC
filed 2000-05-15
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended     March 31, 2000
                                               -------------------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER            33-37513-D
                      ---------------------------------

                     GLOBAL WATER TECHNOLOGIES, INC.
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


          Delaware                                 84-1148204
---------------------------------       ---------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


          1767 Denver West Boulevard   Golden, Colorado  80401
--------------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

(Issuer's telephone number):   (303) 215-1100
                            -------------------

                                   NA
--------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes X   No
                                ---    ---


Shares of Common Stock, $0.00001 par value, outstanding as of May 15, 2000:
358,758,000.
------------


Transitional Small Business Disclosure Format    Yes      No X
                                                    ---     ---

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months ended
                                                  March 31, 2000 and 1999

          Consolidated Balance Sheet              As of March 31, 2000
                                                  and December 31, 1999

          Consolidated Statements of Cash Flows   Three months ended
                                                  March 31, 2000 and 1999

           Notes to Financial Statements          March 31, 2000 and 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three Months Ended
                                                        ------------------------------
                                                        March 31, 2000  March 31, 1999
                                                        --------------  --------------
Net revenues:
  United States                                          $ 13,454,636    $ 13,882,113
  International                                               790,718         146,758
                                                         ------------    ------------
        Total revenues                                     14,245,354      14,028,871
                                                         ------------    ------------

Costs and expenses:
  Cost of sales                                            12,217,495      12,048,974
  Selling, general and administrative                       2,147,090       1,050,410
  Research and development                                      4,025           5,730
                                                         ------------    ------------
        Total costs and expenses                           14,368,610      13,105,114
                                                         ------------    ------------

Operating income (loss)                                      (123,256)        923,757

Other income (expense):
  Interest expense, net                                      (114,170)        (88,602)
  Other, net                                                  (13,078)            -
                                                         ------------    ------------

Income (loss) before income taxes                            (250,504)        835,155

Income taxes (benefit)                                        (85,170)        283,953
                                                         ------------    ------------

Net income (loss) before preferred dividend                  (165,334)        551,202

Preferred stock dividend                                        5,000           5,001
                                                         ------------    ------------


Net income (loss) for common stockholders                $   (170,334)   $    546,201
                                                         ------------    ------------

Income (loss) per share:
  Basic weighted average shares outstanding               316,960,268     294,854,250

  Basic income (loss) per share available for common     $    (0.0005)   $     0.0019
                                                         ============    ============

  Fully diluted weighted average shares outstanding       316,960,268     294,875,221

  Fully diluted income (loss) per share                  $    (0.0005)   $     0.0019
                                                         ============    ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEET

                                                       March 31, 2000  December 31, 1999
                                                       --------------  -----------------
                                                         (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                              $    68,813     $   707,264
  Accounts receivable, net of allowance for doubtful
    accounts of $149,159 and $136,029, respectively       13,312,099      11,569,520
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                              13,351,450      10,968,967
  Other current assets                                     1,335,194       1,167,561
                                                         -----------     -----------
      Total current assets                                28,067,556      24,413,312
                                                         -----------     -----------

Other assets                                                 898,727         850,618
                                                         -----------     -----------
                                                         $28,966,283     $25,263,930
                                                         ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt                   $ 3,241,868     $ 1,935,394
  Accounts payable                                        16,741,228      13,718,901
  Other current liabilities                                3,309,616       3,818,681
                                                         -----------     -----------
      Total current liabilities                           23,292,712      19,472,976
                                                         -----------     -----------

Long-term debt                                               241,303       1,989,390
Other liabilities                                             55,368          55,368

Stockholders' equity:
  Preferred stock, $0.00001 par value, 20,000,000 shares
    authorized:
    - Series A; 1,000,000 shares authorized issued,
      outstanding at December 31, 1999 only;
      stated at redemption value of $0.0001                        -             100
    - Series B; 1,000 shares authorized, 250 shares
      issued and outstanding; stated at
      redemption value of $1,000                             250,000         250,000
    - Series C; 876,341 shares authorized, issued
      and outstanding; at March 31, 2000 only;
      no par; no redemption value                                  -               -
  Common stock, $0.00001 par value; 800,000,000 shares
    authorized; 356,241,590 and 308,354,250 shares
    issued and outstanding, respectively                       3,562           3,083
  Capital in excess of par value                           3,304,867       1,504,208
  Retained earnings                                        1,818,471       1,988,805
                                                         -----------     -----------
      Total stockholders' equity                           5,376,900       3,746,196
                                                         -----------     -----------
                                                         $28,966,283     $25,263,930
                                                         ===========     ===========

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Three Months Ended
                                                        ------------------------------
                                                        March 31, 2000  March 31, 1999
                                                        --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $ (170,334)     $  546,201
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
    Depreciation                                             59,627          65,091
    Amortization                                              2,751           2,751

    (Increase) decrease in working capital:
      Trade accounts receivable                          (1,677,538)     (2,548,617)
      Other receivables                                     (65,041)        (96,179)
      Net costs in excess of billings and
       billings in excess of cost                        (2,672,139)     (1,961,163)
      Inventories                                           (83,598)       (146,577)
      Prepaid expenses                                      (84,035)       (258,497)
      Deposits                                                   -           54,465
      Accounts payable                                    3,022,327       3,489,977
      Income taxes payable                                  (89,819)        282,182
      Accrued liabilities                                  (129,590)       (497,151)
                                                         ----------      ----------
        Net cash (used) by operating
          activities                                     (1,887,389)     (1,067,517)
                                                         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (110,486)        (45,983)
                                                         ----------      ----------
    Net cash (used in) investing activities                (110,486)        (45,983)
                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change on the lines-of-credit                        (390,000)        (48,000)
  Proceeds from issuance of common stock                  1,801,038              -
  Repayments of debt                                        (51,614)        (87,595)
                                                         ----------      ----------
        Net cash provided (used) by
          financing activities                            1,359,424        (135,595)
                                                         ----------      ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                (638,451)     (1,249,095)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              707,264       1,751,299
                                                         ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   68,813      $  502,204
                                                         ==========      ==========

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 2000 and 1999

1.  INTERIM FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2000, and the related consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company's financial statements and notes included in Form 10-KSB for the year ended December 31, 1999.

2.  STOCK OPTIONS

On March 8, 1999, the Company issued 4,798,800 stock options to employees as part of the 1998 Stock Option Plan approved by the Company's shareholders at its 1998 annual meeting. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. As of March 31, 2000, 30,480 of the options were exercised. An additional 366,780 options were forfeited. The options can be exercised when vested, but no later than 5 years from the issuance date.

On February 9, 2000, the Company issued 6,272,300 stock options to employees as part of the 1998 Stock Option Plan. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. As of March 31, 2000, none of the options have been exercised.

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


3.  BUSINESS SEGMENT DATA

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

The Company's export sales were $790,718 and $146,758 for the three months ended March 31, 2000 and 1999, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the three months ended March 31, 2000 and 1999.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
           For the three months ended March 31, 2000 and 1999


                                                2000
                        ---------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $13,454,636   $  790,718    $        -    $14,245,354

Costs                  $11,531,513   $  685,982    $ 2,151,115   $14,368,610

Segment profit         $ 1,923,123   $  104,736    $(2,151,115)  $  (123,256)

Assets                 $24,430,172   $3,205,078    $ 1,331,033   $28,966,283


                                                1999
                        ---------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $13,882,113   $  146,758    $         -   $14,028,871

Costs                  $11,909,065   $  139,909    $ 1,056,140   $13,105,114

Segment profit         $ 1,973,048   $    6,849    $(1,056,140)  $   923,757

Assets                 $16,744,392   $   68,686    $ 2,203,680   $19,016,758

4.  NEW CONTRACTS AND BACKLOG

The Company has a backlog of $24,678,877 at March 31, 2000, compared to a backlog amount of $34,200,281 for the similar period ended in 1999 and a backlog of $20,846,108 at December 31, 1999. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.


5.  SUBSEQUENT EVENTS

Through May 15, 2000, the Company has received an additional $372,812 from the exercise of outstanding Class C Warrants. On May 1, 2000, the Company redeemed $100,000 of outstanding Preferred Series B stock. On April 5, 2000, the Company called for the redemption of the remaining 3,125,000 Class C Warrants. The Warrants may be exercised until the close of business on May 30, 2000. If any Class C Warrants are not exercised by the date specified in the notice, the Class C Warrant will cease to be exercisable and the holder will be entitled only to the redemption price of $0.01 per warrant.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Total revenues were derived from engineering, construction, retrofits, spare parts of cooling towers and services from Applied Water Technologies' water treatment program. For the three month period ended March 31, 2000, total tower revenue increased 1.5% to $14,245,354 as compared to $14,028,871 for the three month period ended March 31, 1999. International revenues comprised 5.6% of total revenues in 2000 versus 1.0% in 1999.

     Contracts awarded ("bookings") during the three month period ended March 31, 2000 decreased 14.2% from 1999. The decrease in bookings awarded is primarily due to one large contract recorded in the first quarter of 1999 without a similar booking in 2000. Backlog increased from $20,846,108 at December 31, 1999 to $24,678,877 at March 31, 2000.

     The Company's cost of sales increased 1.4% from $12,048,974 in 1999 to $12,217,495 in 2000. As a percentage of revenues, cost of sales decreased from 85.9% in 1999 to 85.8% in 2000. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 100.4% from $1,050,410 in 1999 to $2,147,090 in 2000. Total expenses prior to project allocations, are 9.2% higher than fourth quarter 1999 figures. As a percentage of revenues, these expenses increased from 7.5% in 1999 to 15.1% in 2000. Increased personnel resources and related costs due to the startup of the Company's two new businesses, Applied Water Technologies and Global Water Services, was approximately $250,000 of the difference between the two quarters. A reduction in the engineering cost allocations to projects from 1999 to 2000 accounted for approximately another $450,000 of the increase. Management believes that current and future investments in personnel resources will have a favorable impact on the Company and its future operating results.

     Research and development costs decreased to $4,025 in 2000 from $5,730 in 1999. These costs include the research and development facility in Idaho.

     Operating income (loss), based on the explanations noted above, decreased to ($123,256) in 2000 from income of $923,757 in 1999.

     Other income and expense primarily consisted of interest expense, which increased from $88,602 in 1999 to $114,170 in 2000, due to the Company's various debt financings. Income taxes (benefit) decreased from a cost of $283,953 with an effective 34.0% tax rate in 1999 to a tax benefit of ($85,170) with an effective tax rate of 34.0% in 2000.

     Net income (loss) available to common stockholders decreased from $546,201 in the three month period ended March 31, 1999 to a net (loss) of ($170,334) in the similar period in 2000. This amount includes a preferred stock dividend of $5,000 in both 2000 and 1999. Basic and fully diluted income (loss) per share was $0.0019 in the three month period ended March 31, 1999 and ($0.0005) in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had working capital of $4,774,844 compared to working capital of 1,743,307 at March 31, 1999 and working capital of $4,940,336 at December 31, 1999. The primary reason for the increase is the addition of $1.8 million in equity from the exercise of warrants and options and the reclassification to current debt of notes due in January of 2001. The Company's cash flow provided by and used in its operating, investing and financing activities during the first three months of 2000 and 1999 are as follows:

                                          2000           1999
                                          ----           ----

Operating activities                $  (1,887,389)  $ (1,067,517)
Investing activities                     (110,486)       (45,983)

Financing activities                    1,359,424       (135,595)
                                       ----------    -----------
    Net (decrease) in cash
      and cash equivalents             $ (638,451)   $(1,249,095)
                                       ==========    ===========
     The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume and contracted advanced payments from projects, the Company's operating activities will provide a cash increase during the remainder of the year. Management believes that its current debt facilities and/or possible capital market funding will be sufficient for its operational cash investment requirements during the next four quarters.

     At March 31, 2000, net costs in excess of billings and estimated earnings on uncompleted contracts were $12,336,243 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $3,898,533 at March 31, 1999 and $9,664,104 at December 31, 1999. This net
increase is primarily due to contracted payment terms, project delays and timing of billings. Management expects this net investment to decrease over the next two quarters.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, software, vehicles and office equipment for anticipated growth.

     The Company has a line of credit with a commercial lender totaling $2,300,000 to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of March 31, 2000, $1,707,800 was outstanding on this line of credit. A portion of the line ($500,000) matures on June 1, 2000 and the balance matures on January 15, 2001. Management expects that this line of credit will be refinanced into a long-term obligation when the obligation becomes due. The interest rate on the note is tiered as follows - 6.69% on the first $770,000 and 9.75% on the remaining portion. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,131 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $2,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and matures on September 15, 2000. As of March 31, 2000, there was an outstanding balance of $1,415,000 on this line of credit. Management expects that the line will be renewed when it comes due.

     The Company has a term loan secured by the Small Business Administration with an outstanding balance at March 31, 2000 of $297,228. Scheduled principal payment on this note is $96,369 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at March 31, 2000 was $63,142 with scheduled principal payments over the next twelve months of $40,443 with interest rates ranging from 9.5% to 10.75%.

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

                       PART II - OTHER INFORMATION


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2000, the Company received $1,801,038 from the exercise of outstanding options, warrants and employee stock options. Subsequent to March 31, 2000, the Company has received an additional $372,812 from the exercise of outstanding Class C Warrants. All amounts were used for working capital and for funding Applied Water Technologies and Global Water Services, the Company's two new businesses. The exercise of the options and warrants are deemed exempt from the registration requirements pursuant to Sections 4(2) or 4(6) of the Securities Act of 1933, as amended, and Regulation D adopted thereunder.

     In February 2000, the Company granted options to purchase 6,272,300 shares of Common Stock to employees of the Company pursuant to the Company's 1998 Stock Option Plan. The options are exercisable at $0.125 per share. The options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No broker/dealers were involved in the issuance and no commissions were paid.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits required by Item 601 of Regulation S-X are filed herewith:

               Exhibit No.         Description
               -----------         -----------

                 27           Financial Data Schedule

          (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL WATER TECHNOLOGIES, INC.


Date: May 15, 2000                 By: /s/ George A. Kast
                                      ------------------------------------
                                        George A. Kast
                                        Chief Executive Officer
                                        and Chairman of the Board



Date: May 15, 2000                 By: /s/ Martin Hout
                                      ------------------------------------
                                        Martin Hout
                                        Chief Financial Officer