Form 10-Q
period 2000-06-30
GLOBAL WATER TECHNOLOGIES INC
filed 2000-08-14
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended     June 30, 2000
                                                ---------------------

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


Shares of Common Stock, $0.0006 par value, outstanding as of August 11, 2000:
5,990,048.
----------


Transitional Small Business Disclosure Format    Yes     No X
                                                    ---    ---

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months and six
                                                  months ended June 30,
                                                  2000 and 1999

          Consolidated Balance Sheet              As of June 30, 2000 and
                                                  December 31, 1999

          Consolidated Statements of Cash Flows   Six months ended June 30,
                                                  2000 and 1999

          Notes to Financial Statements           June 30, 2000 and 1999

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

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three Months Ended
                                                         -----------------------------
                                                         June 30, 2000   June 30, 1999
                                                         -------------   -------------
Net revenues:
   United States                                         $ 13,672,635    $ 24,583,374
   International                                              223,158         728,230
                                                         ------------    ------------
          Total revenues                                   13,895,793      25,311,604
                                                         ------------    ------------

Costs and expenses:
   Cost of sales                                           12,512,492      23,446,691
   Selling, general and administrative                      2,186,439       1,303,054
   Research and development                                    87,623          12,883
                                                         ------------    ------------
          Total costs and expenses                         14,786,554      24,762,628
                                                         ------------    ------------

Operating income (loss)                                      (890,761)        548,976

Other income (expense):
   Interest expense, net                                      (84,780)        (48,438)
   Other, net                                                  14,278           2,802
                                                         ------------    ------------

Income (loss) before income taxes                            (961,263)        503,340

Income taxes (benefit)                                       (344,294)        130,980
                                                         ------------    ------------

Net income (loss) before preferred dividend                  (616,969)        372,360

Preferred stock dividend                                        3,000           4,999
                                                         ------------    ------------


Net income (loss) for common stockholders                $   (619,969)   $    367,361
                                                         ============    ============

Income (loss) per share:
   Basic weighted average shares outstanding                5,989,913       4,914,238

   Basic income (loss) per share available for common    $     (0.104)   $      0.075
                                                         ============    ============

   Fully diluted weighted average shares outstanding        5,989,913       4,914,587

   Fully diluted income (loss) per share                 $     (0.104)   $      0.075
                                                         ============    ============

          The accompanying notes are an integral part of these
                          financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Six Months Ended
                                                         -----------------------------
                                                         June 30, 2000   June 30, 1999
                                                         -------------   -------------
Net revenue:
   United States                                         $ 27,127,271    $ 38,465,487
   International                                            1,013,876         874,988
                                                         ------------    ------------
          Total revenues                                   28,141,147      39,340,475
                                                         ------------    ------------

Costs and expenses:
   Cost of sales                                           24,729,987      35,495,665
   Selling, general and administrative                      4,333,529       2,353,464
   Research and development                                    91,648          18,613
                                                         ------------    ------------
          Total costs and expenses                         29,155,164      37,867,742
                                                         ------------    ------------

Operating income (loss)                                    (1,014,017)      1,472,733

Other income (expense):
   Interest expense, net                                     (198,950)       (137,040)
   Other, net                                                   1,200           2,802
                                                         ------------    ------------

Income (loss) before income taxes                          (1,211,767)      1,338,495

Income taxes (benefit)                                       (429,464)        414,933
                                                         ------------    ------------

Net income (loss) before preferred dividend                  (782,303)        923,562

Preferred stock dividend                                        8,000          10,000
                                                         ------------    ------------

Net income (loss) available for common stockholders      $   (790,303)   $    913,562
                                                         ============    ============

Income (loss) per share:
   Basic weighted average shares outstanding                5,636,292       4,914,238
   Basic income (loss) per share                         $     (0.140)   $      0.186
                                                         ============    ============

   Fully diluted weighted average shares outstanding        5,636,292       4,951,001
   Fully diluted income (loss) per share                 $     (0.140)   $      0.185
                                                         ============    ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEET

                                                        June 30, 2000  December 31, 1999
                                                        -------------  -----------------
                                                         (Unaudited)

ASSETS
------
Current assets:
   Cash and cash equivalents                             $     97,852    $    707,264
   Accounts receivable, net of allowance for doubtful
      accounts of $169,159 and $136,029, respectively      11,401,549      11,569,520
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                             16,284,557      10,968,967
   Other current assets                                     1,760,690       1,167,561
                                                         ------------    ------------
          Total current assets                             29,544,648      24,413,312
                                                         ------------    ------------

Other assets                                                1,081,776         850,618
                                                         ------------    ------------
                                                         $ 30,626,424    $ 25,263,930
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                  $  3,484,012    $  1,935,394
   Accounts payable                                        19,089,843      13,718,901
   Other current liabilities                                2,501,899       3,818,681
                                                         ------------    ------------
          Total current liabilities                        25,075,754      19,472,976
                                                         ------------    ------------

Long-term debt                                                388,078       1,989,390
Other liabilities                                              23,218          55,368

Stockholders' equity:
   Preferred stock, $0.00001 par value, 20,000,000 shares
      authorized:
      -   Series A; 1,000,000 shares authorized issued,
          outstanding at December 31, 1999 only;
          stated at redemption value of $0.0001                     -             100
      -   Series B; 1,000 shares authorized, 150 and
          250 issued and outstanding respectively; stated at
          redemption value of $1,000                          150,000         250,000
      -   Series C; 876,341 shares authorized, issued
          and outstanding; at June 30, 2000 only;
          no par; no redemption value                               -               -
   Common stock, $0.0006 par value; 13,333,333 shares
      authorized; 5,989,913 and 5,139,238 shares
      issued and outstanding, respectively                      3,594           3,083
   Capital in excess of par value                           3,787,278       1,504,208
   Retained earnings                                        1,198,502       1,988,805
                                                         ------------    ------------
          Total stockholders' equity                        5,139,374       3,746,196
                                                         ------------    ------------
                                                         $ 30,626,424    $ 25,263,930
                                                         ============    ============


The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Six Months Ended
                                                         -----------------------------
                                                         June 30, 2000   June 30, 1999
                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $   (790,303)   $    913,562
   Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities:
      Depreciation                                            115,545         107,592
      Amortization                                              5,259           5,502
      Deferred income taxes                                   (32,150)            -

      (Increase) decrease in working capital:
         Trade accounts receivable                            199,740      (6,586,191)
         Other receivables                                    (31,769)       (507,743)
         Net costs in excess of billings and
          billings in excess of cost                       (5,769,640)     (7,546,752)
         Inventories                                         (338,669)       (308,474)
         Prepaid expenses                                    (200,974)       (286,012)
         Deposits                                              (1,930)         54,465
         Accounts payable                                   5,370,942      13,092,033
         Income taxes                                        (441,006)        413,152
         Accrued liabilities                                 (421,726)       (311,273)
                                                         ------------    ------------
           Net cash (used) by operating
           activities                                      (2,336,681)       (960,139)
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (403,517)       (125,520)
                                                         ------------    ------------
      Net cash (used in) investing activities                (403,517)       (125,520)
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change on the lines-of-credit                         (214,836)       (267,000)
   Proceeds from issuance of common stock                   2,283,481             -
   Redemption of preferred stock                             (100,000)            -
   Proceeds from issuance of debt                             245,373             -
   Repayments of debt                                         (83,232)       (114,113)
                                                         ------------    ------------
          Net cash provided (used) by
            financing activities                            2,130,786        (381,113)
                                                         ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (609,412)     (1,466,772)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                707,264       1,751,299
                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     97,852    $    284,527
                                                         ============    ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 31, 2000 AND 1999

1.  INTERIM FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2000, and the related consolidated statements of operations for the six and three months ended June 30, 2000 and 1999, and the statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company's financial statements and notes included in Form 10-KSB for the year ended December 31, 1999.

2.  STOCK OPTIONS

On March 8, 1999, the Company issued 4,798,800 stock options to employees as part of the 1998 Stock Option Plan approved by the Company's shareholders at its 1998 annual meeting. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. As of June 30, 2000, 117,640 of the options were exercised. An additional 439,020 options were forfeited. The options can be exercised when vested, but no later than 5 years from the issuance date.

On February 9, 2000, the Company issued 6,272,300 stock options to employees as part of the 1998 Stock Option Plan. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. As of June 30, 2000, 11,760 of the options were exercised. An additional 112,880 options were forfeited.

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

The Company's export sales were $1,013,876 and $874,988 for the six months ended June 30, 2000 and 1999, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the six months ended June 30, 2000 and 1999.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
             For the six months ended June 30, 2000 and 1999


                                                2000
                        ---------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $27,127,271   $1,013,876    $        -    $28,141,147

Costs                  $23,878,331   $  851,656    $ 4,425,177   $29,155,164

Segment profit         $ 3,248,940   $  162,220    $(4,425,177)  $(1,014,017)

Assets                 $25,417,080   $3,656,171    $ 1,553,173   $30,626,424


                                                1999
                        ---------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $38,456,487   $  874,988    $         -   $39,340,475

Costs                  $34,837,817   $  657,848    $ 2,372,077   $37,867,742

Segment profit         $ 3,627,670   $  217,140    $(2,372,077)  $ 1,472,733

Assets                 $16,744,392   $   74,985    $ 2,203,680   $27,532,829

4.  NEW CONTRACTS AND BACKLOG

The Company has a backlog of $16,876,473 at June 30, 2000, compared to a backlog amount of $25,544,805 for the similar period ended in 1999 and a backlog of $20,846,108 at December 31, 1999. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.


5.  STOCKHOLDERS' EQUITY

Effective June 30, 2000, the Company underwent a 1-for-60 reverse split of its common shares. The number of authorized common shares was reduced from 800,000,000 to 13,333,333 and par value was increased from $0.00001 to $0.0006. Unless otherwise indicated, all share and per share amounts in these financial statements have been restated to reflect the split.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Total revenues were derived from engineering, construction, retrofits, spare parts of cooling towers and services from both Global Water Services' products and Applied Water Technologies' water treatment program. For the three month period ended June 30, 2000, total tower revenue decreased 45.1% to $13,895,793 as compared to $25,311,604 for the three month period ended June 30, 1999. International revenues comprised 1.6% of total revenues in 2000 versus 2.9% in 1999.

     The Company's cost of sales decreased 46.6% from $23,446,691 in 1999 to $12,512,492 in 2000. As a percentage of revenues, cost of sales decreased from 92.6% in 1999 to 90.0% in 2000. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 67.8% from $1,303,054 in 1999 to $2,186,439 in 2000. As a percentage of revenues, these expenses increased from 5.1% in 1999 to

15.7% in 2000. Increased personnel resources and related costs due to the startup of the Company's two new businesses, Applied Water Technologies and Global Water Services, was approximately $225,000 of the difference between the two quarters. Higher costs in the areas of marketing and corporate costs accounted for the remainder of the difference. Management believes that current and future investments in personnel resources will have a favorable impact on the Company and its future operating results.

     Research and development costs increased to $87,623 in 2000 from $12,883 in 1999. These costs include the research and development facility in Idaho. During the second quarter of the current year, the Company has preliminary indications that it has successfully passed the fire criteria tests for Factory Mutual Research certification for a line of its cooling tower products. This certification allows customers to forego sprinkler system installations and may result in lower capital and operating costs for the Company's product.

     Operating income (loss), based on the explanations noted above, decreased to ($890,761) in 2000 from income of $548,976 in 1999.

     Other income and expense primarily consisted of interest expense, which increased from $48,438 in 1999 to $84,780 in 2000, due to the Company's various debt financings. Income taxes (benefit) decreased from a cost of $130,980 with an effective 26.0% tax rate in 1999 to a tax benefit of ($344,294) with an effective tax rate of 35.8% in 2000.

     Net income (loss) available to common stockholders decreased from $367,361 in the three month period ended June 30, 1999 to a net (loss) of ($619,969) in the similar period in 2000. This amount includes a preferred stock dividend of $3,000 in 2000 and $4,999 in 1999. Basic and fully diluted income (loss) per share was $0.075 in the three month period ended June 30, 1999 and ($0.104) in 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Total revenues were derived from engineering, construction, retrofits, spare parts of cooling towers and services from both Global Water Services' products and Applied Water Technologies' water treatment program. For the six month period ended June 30, 2000, total tower revenue decreased 28.5% to $28,141,147 as compared to $39,340,475 for the six month period ended June 30, 1999. International revenues comprised 3.6% of total revenues in 2000 versus 2.2% in 1999.

     Contracts awarded ("bookings") during the six month period ended June 30, 2000 decreased 36.1% from $37,825,673 to $24,171,512 in 2000. The decrease in bookings awarded is due to a significant project awarded in 1999 that has not occurred in 2000.

     The Company's cost of sales decreased 30.3% from $35,495,665 in 1999 to $24,729,987 in 2000. As a percentage of revenues, cost of sales decreased from 90.2% in 1999 to 87.9% in 2000. The absolute increase in cost of sales resulted primarily from a 28.5% decrease in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 84.1% from $2,353,464 in 1999 to $4,333,529 in 200 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses increased from 6.0% in 1999 to 15.4% in 2000. Management believes that the increases in selling expenses will have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Research and development costs increased to $91,648 in 2000 from $18,613 in 1999. These costs include a portion of the research and development facility in Idaho. During the second quarter of the current year, the Company has preliminary indications that it has successfully passed the fire criteria tests for Factory Mutual Research certification for a line of its cooling tower products. This certification allows customers to forego sprinkler system installations and may result in lower capital and operating costs for the Company's product.

     Operating income (loss), based on the explanations noted above, decreased from an income of $1,472,733 in 1999 to an operating loss of ($1,014,017) in 2000.

     Other income and expense primarily consisted of interest expense. Income taxes (benefit) decreased from a cost of $414,933 with an effective 31.0% tax rate in 1999 to a tax (benefit) of ($429,464) with an effective tax rate of 35.4% in 2000.

     Net income (loss) available for common stockholders was ($790,303) in the six month period ended June 30, 2000 compared to a net income of $913,562 in the similar period in 1999. Basic and fully diluted income
(loss) per share was ($0.140) in the six month period ended June 30, 2000. Basic and fully diluted income per share was $0.186 and $0.185, respectively, in 1999

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had working capital of $4,468,894 compared to working capital of $4,774,844 at June 30, 1999 and working capital of $4,940,336 at December 31, 1999. The Company's cash flow provided by and used in its operating, investing and financing activities during the first six months of 2000 and 1999 are as follows:

                                        2000           1999
                                        ----           ----

Operating activities              $ (2,336,681)    $   (960,139)
Investing activities                  (403,517)        (125,520)
Financing activities                 2,130,786         (381,113)
                                  ------------     ------------
     Net (decrease) in cash
        and cash equivalents      $   (609,412)    $ (1,466,772)
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

     At June 30, 2000, net costs in excess of billings and estimated earnings on uncompleted contracts were $15,433,744 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $9,484,122 at June 30, 1999 and $9,664,104 at December 31, 1999.

This net increase is primarily due to contracted payment terms, project delays and timing of billings. Management expects this net investment to decrease over the next two quarters.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, software, vehicles and office equipment for anticipated growth.

     The Company has a line of credit with a commercial lender totaling $2,300,000 to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of June 30, 2000, $1,547,065 was outstanding on this line of credit. A portion of the line ($500,000) matures in September, 2000 and the balance matures on January 15, 2001. Management expects that this line of credit will be refinanced into a long-term obligation when the obligation becomes due. The interest rate on the note is tiered as follows: 6.69% on the first $770,000 and 10.5% on the remaining portion. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,131 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $2,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and matures on September 15, 2000. As of June 30, 2000, there was an outstanding balance of $1,768,100 on this line of credit. Management expects that the line will be renewed when it comes due.

     The Company has a term loan secured by the Small Business Administration with an outstanding balance at June 30, 2000 of $272,111. Scheduled principal payment on this note is $96,369 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at June 30, 2000 was $284,814 with scheduled principal payments over the next twelve months of $72,478 with interest rates ranging from 9.5% to 10.75%.

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

                       PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2000, the Company received $482,443 from the exercise of outstanding options, warrants and employee stock options. All amounts were used for working capital and for funding Applied Water Technologies and Global Water Services, the Company's two new businesses. The exercise of the options and warrants are deemed exempt from the registration requirements pursuant to Sections 4(2) or 4(6) of the Securities Act of 1933, as amended, and Regulation D adopted thereunder.

     On May 30, 2000, the Company announced a 1-for-60 reverse stock split effective June 30, 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company was held on June 28, 2000 at 10:00 a.m. at the Company's principal offices in Golden, Colorado. A total of 347,452,331 shares of Common Stock (5,790,873 on an adjusted basis), which was 96.7% of the shares outstanding on May 26, 2000, were represented at the meeting, either in person or by proxy. The only proposal submitted to the shareholders was the election of the Company's Board of Directors. The following directors were elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified:

          NOMINEE                  FOR                 WITHHELD
          -------                  ---                 --------

          George A. Kast           347,462,431         169,217
          Gary L. Brown            347,462,431         169,217
          Michael A. Kast          347,462,431         169,217
          Robert L. Koch           347,462,431         169,217


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits required by Item 601 of Regulation S-X are filed herewith:

          Exhibit No.         Description
          -----------         -----------

               27             Financial Data Schedule

     (b) During the three months ended June 30, 2000, the Company filed Current Reports on Form 8-K as follows:

          (i) Form 8-K dated May 30, 2000 announcing a reverse stock split of 1-for-60 under Item 5.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL WATER TECHNOLOGIES, INC.


Date: August 14, 2000         By: /s/ George A. Kast
                                 ----------------------------------
                                        George A. Kast
                                        Chief Executive Officer
                                        and Chairman of the Board



Date: August 14, 2000         By: /s/ Martin Hout
                                 ----------------------------------
                                        Martin Hout
                                        Chief Financial Officer