Form 10-Q
period 2000-09-30
GLOBAL WATER TECHNOLOGIES INC
filed 2000-11-14
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000
                                               ----------------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER            0-30917
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

Shares of Common Stock, $0.0006 par value, outstanding as of November 14, 2000: 5,990,048.
      ----------

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months and nine
                                                  months ended September 30,
                                                  2000 and 1999

          Consolidated Balance Sheet              As of September 30,
                                                  2000 and December 31, 1999

          Consolidated Statements of Cash Flows   Nine months ended
                                                  September 30, 2000 and 1999

          Notes to Financial Statements           September 30, 2000 and 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                              Three Months Ended
                                                       ----------------------------------
                                                     September 30, 2000  September 30, 1999
                                                     ------------------  ------------------
Net revenues:
   United States                                         $  6,046,512        $ 11,121,979
   International                                            2,698,066           3,403,757
                                                         ------------        ------------
          Total revenues                                    8,744,578          14,525,736
                                                         ------------        ------------

Costs and expenses:
   Cost of sales                                            8,293,771          13,291,969
   Selling, general and administrative                      1,639,108           1,371,736
   Research and development                                     9,288               4,869
                                                         ------------        ------------
          Total costs and expenses                          9,942,167          14,668,574
                                                         ------------        ------------

Operating income (loss)                                    (1,197,589)           (142,838)

Other income (expense):
   Interest expense, net                                      (81,468)            (94,100)
   Other, net                                                  35,749                 100
                                                         ------------        ------------

Income (loss) before income taxes                          (1,243,308)           (236,838)

Income taxes (benefit)                                       (354,342)            (73,419)
                                                         ------------        ------------

Net income (loss) before preferred dividend                  (888,966)           (163,419)

Preferred stock dividend                                        3,000               5,000
                                                         ------------        ------------


Net income (loss) for common stockholders                $   (891,966)       $   (168,419)
                                                         ============        ============

Income (loss) per share:
   Basic weighted average shares outstanding                5,990,048           4,916,661

   Basic income (loss) per share available for common    $     (0.149)       $     (0.034)
                                                         ============        ============

     Fully diluted weighted average shares outstanding      5,990,048           4,916,661

     Fully diluted income (loss) per share               $     (0.149)       $     (0.034)
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                               Nine Months Ended
                                                         ----------------------------------
                                                     September 30, 2000  September 30, 1999
                                                     ------------------  ------------------
Net revenue:
   United States                                         $ 33,173,783        $ 49,587,466
   International                                            3,711,942           4,278,745
                                                         ------------        ------------
          Total revenues                                   36,885,725          53,866,211
                                                         ------------        ------------

Costs and expenses:
   Cost of sales                                           33,023,758          48,787,634
   Selling, general and administrative                      5,972,637           3,725,200
   Research and development                                   100,936              23,482
                                                         ------------        ------------
           Total costs and expenses                        39,097,331          52,536,316
                                                         ------------        ------------

Operating income (loss)                                    (2,211,606)          1,329,895

Other income (expense):
   Interest expense, net                                     (280,418)           (231,140)
   Other, net                                                  36,949               2,902
                                                         ------------        ------------

Income (loss) before income taxes                          (2,455,075)          1,101,657

Income taxes (benefit)                                       (783,806)            341,514
                                                         ------------        ------------

Net income (loss) before preferred dividend                (1,671,269)            760,143

Preferred stock dividend                                       11,000              15,000
                                                         ------------        ------------

Net income (loss) available for common stockholders      $ (1,682,269)       $    745,143
                                                         ============        ============

Income (loss) per share:
   Basic weighted average shares outstanding                5,751,382           4,915,054
   Basic income (loss) per share                         $     (0.292)       $      0.152
                                                         ============        ============

   Fully diluted weighted average shares outstanding        5,751,382           4,924,981
   Fully diluted income (loss) per share                 $     (0.292)       $      0.151
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEET


                                                     September 30, 2000  December 31, 1999
                                                     ------------------  -----------------
                                                         (Unaudited)
                                                         -----------
ASSETS
------
Current assets:
   Cash and cash equivalents                             $     21,903        $    707,264
   Accounts receivable, net of allowance for doubtful
      accounts of $219,159 and $136,029, respectively      10,697,914          11,569,520
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                             15,621,795          10,968,967
   Other current assets                                     2,728,686           1,167,561
                                                         ------------        ------------
          Total current assets                             29,070,298          24,413,312
                                                         ------------        ------------

Other assets                                                1,796,617             850,618
                                                         ------------        ------------
                                                         $ 30,866,915        $ 25,263,930
                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                  $  4,226,901        $  1,935,394
   Accounts payable                                        19,906,813          13,718,901
   Other current liabilities                                2,056,596           3,818,681
                                                         ------------        ------------
          Total current liabilities                        26,190,310          19,472,976
                                                         ------------        ------------

Long-term debt                                                405,981           1,989,390
Other liabilities                                              55,368              55,368

Stockholders' equity:
   Preferred stock, $0.00001 par value, 20,000,000 shares
      authorized:
      - Series A; 1,000,000 shares authorized issued,
        outstanding at December 31, 1999 only;
        stated at redemption value of $0.0001                       -                 100
      - Series B; 1,000 shares authorized, 150 and
        250 issued and outstanding respectively; stated at
        redemption value of $1,000                            150,000             250,000
      - Series C; 876,341 shares authorized, issued
        and outstanding; at September 30, 2000 only;
        no par; no redemption value                                 -                   -
   Common stock, $0.0006 par value; 13,333,333 shares
      authorized; 5,990,048 and 5,139,238 shares
      issued and outstanding, respectively                      3,594               3,083
   Capital in excess of par value                           3,787,278           1,504,208
   Retained earnings                                          274,384           1,988,805
                                                         ------------        ------------
          Total stockholders' equity                        4,215,256           3,746,196
                                                         ------------        ------------
                                                         $ 30,866,915        $ 25,263,930
                                                         ============        ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended
                                                       ----------------------------------
                                                     September 30, 2000  September 30, 1999
                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $ (1,682,269)       $    745,143
   Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities:
      Depreciation                                            185,383             147,808
      Amortization                                              8,010               8,253
      Deferred income taxes                                         -            (121,137)

      (Increase) decrease in working capital:
        Trade accounts receivable                             462,079          (9,502,921)
        Other receivables                                    (167,298)           (602,356)
        Net costs in excess of billings and
         billings in excess of cost                        (5,567,493)         (1,680,237)
        Inventories                                          (320,976)           (432,888)
        Prepaid expenses                                     (989,796)           (360,721)
        Deposits                                               (1,930)             54,465
        Accounts payable                                    6,187,912           8,940,059
        Income taxes payable                                 (837,146)            414,468
        Accrued liabilities                                  (260,627)           (238,604)
                                                         ------------        ------------
          Net cash (used) by operating
          activities                                       (2,984,151)         (2,628,668)
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (592,789)           (205,944)
                                                         ------------        ------------
        Net cash (used in) investing activities              (592,789)           (205,944)
                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change on the lines-of-credit                          525,988             957,000
   Proceeds from issuance of common stock                   2,283,481             960,500
   Redemption of preferred stock                             (100,000)                 -
   Proceeds from issuance of debt                             255,043                  -
   Repayments of debt                                         (72,933)           (207,857)
                                                         ------------        ------------
          Net cash provided (used) by
           financing activities                             2,891,579           1,709,643
                                                         ------------        ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (685,361)         (1,124,969)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                707,264           1,751,299
                                                         ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     21,903        $    626,330
                                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       SEPTEMBER 30, 2000 AND 1999

1.  INTERIM FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2000, and the related consolidated statements of operations for the nine and three months ended September 30, 2000 and 1999, and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company's financial statements and notes included in Form 10-KSB for the year ended December 31, 1999.

2.  STOCK OPTIONS

On March 8, 1999, the Company issued 79,980 stock options to employees as part of the 1998 Stock Option Plan approved by the Company's shareholders at its 1998 annual meeting. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. As of September 30, 2000, 1,960 of the options were exercised. An additional 8,403 options were forfeited. The options can be exercised when vested, but no later than 5 years from the issuance date.

On February 9, 2000, the Company issued 104,539 stock options to employees as part of the 1998 Stock Option Plan. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. As of September 30, 2000, 196 of the options were exercised. An additional 7,612 options were forfeited.

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

The Company's export sales were $3,711,942 and $4,278,745 for the nine months ended September 30, 2000 and 1999, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the nine months ended September 30, 2000 and 1999.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
          For the nine months ended September 30, 2000 and 1999

                                                2000
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $33,173,783   $ 3,711,942    $        -    $36,885,725

Costs                  $29,714,556   $ 3,309,202    $ 6,073,573   $39,097,331

Segment profit (loss)  $ 3,459,227   $   402,740    $(6,073,573)  $(2,211,606)

Assets                 $25,561,668   $ 3,834,532    $ 1,470,715   $30,866,915


                                                1999
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $49,587,466   $ 4,278,745    $       -     $53,866,211

Costs                  $46,231,829   $ 2,555,805    $ 3,748,682   $52,536,316

Segment profit         $ 3,355,637   $ 1,722,940    $(3,748,682)  $ 1,329,895

Assets                 $22,871,613   $   903,150    $ 1,645,464   $25,420,227

4.  NEW CONTRACTS AND BACKLOG

The Company has a backlog of $29,867,104 at September 30, 2000, compared to a backlog amount of $28,584,257 for the similar period ended in 1999 and a backlog of $20,846,108 at December 31, 1999. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.


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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues were derived from engineering, construction, retrofits, spare parts of cooling towers and services from both Global Water Services products and Applied Water Technologies' water treatment program. For the three month period ended September 30, 2000, total tower revenue decreased 39.8% to $8,744,578 as compared to $14,525,736 for the three month period ended September 30, 1999. International revenues comprised 30.9% of total revenues in 2000 versus 23.4% in 1999.

     The Company's cost of sales decreased 37.6% from $14,525,739 in 1999 to $8,293,771 in 2000. As a percentage of revenues, cost of sales increased from 91.5% in 1999 to 94.8% in 2000. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 19.5% from $1,371,736 in 1999 to $1,639,108 in 2000. As a percentage of revenues, these expenses increased from 9.4% in 1999 to 18.7% in 2000. Increased personnel resources and related costs due to the startup of the Company's two new businesses, Applied Water Technologies and Global Water Services, was approximately $265,000 of the difference between the two quarters. Higher costs in the areas of marketing and corporate costs accounted for the remainder of the difference. As a percentage of new bookings, these expenses decreased from 7.8% in 1999 to 7.5% in 2000. Management believes that current and future investments in personnel resources will have a favorable impact on the Company and its future operating results.

     Research and development costs increased to $9,288 in 2000 from $4,869 in 1999. During the second quarter of the current year, the Company has preliminary indications that it successfully passed the fire criteria tests for Factory Mutual Research certification for a line of its cooling tower products. This certification allows customers to forego sprinkler system installations and may result in lower capital and operating costs for the Company's product.

     Operating (loss), based on the explanations noted above, decreased to ($1,197,589) in 2000 from an operating (loss) of ($142,838) in 1999.

     Other income and expense primarily consisted of interest expense, which decreased from $94,100 in 1999 to $81,468 in 2000, due to the Company's various debt financings. Other income increased from $100 to $35,749 in 2000. Income taxes (benefit) increased from a benefit of $73,419 with an effective 31.0% tax rate in 1999 to a tax benefit of ($354,342) with an effective tax rate of 28.5% in 2000.

     Net income (loss) available to common stockholders decreased from ($168,419) in the three month period ended September 30, 1999 to a net
(loss) of ($891,966) in the similar period in 2000. This amount includes a preferred stock dividend of $3,000 in 2000 and $5,000 in 1999. Basic and fully diluted (loss) per share was $(0.034) in the three month period ended September 30, 1999 and ($0.149) in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues were derived from engineering, construction, retrofits, spare parts of cooling towers and services from both Global Water Services
products and Applied Water Technologies' water treatment program.    For
the nine month period ended September 30, 2000, total tower revenue decreased 31.5% to $36,885,725 as compared to $53,866,211 for the nine month period ended September 30, 1999. International revenues comprised 10.1% of total revenues in 2000 versus 7.9% in 1999.

     Contracts awarded ("bookings") during the nine month period ended September 30, 2000 increased 33.1% to $21,735,000 in 2000. Backlog increased from $16,876,473 at June 30, 2000 to $29,867,104 at September 30, 2000.

     The Company's cost of sales decreased 32.3% from $48,787,634 in 1999 to $33,023,758 in 2000. As a percentage of revenues, cost of sales decreased from 90.5% in 1999 to 89.5% in 2000. The absolute decrease in cost of sales resulted primarily from a 31.5% decrease in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 60.3% from $3,725,200 in 1999 to $5,972,637 in 2000 as the Company continues to make an investment in its future. As a percentage of revenues, these expenses increased from 6.9% in 1999 to 16.2% in 2000 mainly due to the impact from its two new businesses. Increased personnel resources and related costs due to the startup of the Company's two new businesses, Applied Water Technologies and Global Water Services, was approximately $872,000 of the difference
between the two periods.   Management believes that the increases in selling
expenses will have a positive impact on the increase in bookings and the recognition of the related revenues for future periods.

     Research and development costs increased to $100,936 in 2000 from $23,482 in 1999. These costs include a portion of the research and development facility in Idaho. During the second quarter of the current year, the Company has preliminary indications that it successfully passed the fire criteria tests for Factory Mutual Research certification for a line of its cooling tower products. This certification allows customers to forego sprinkler system installations and may result in lower capital and operating costs for the Company's product.

     Operating income (loss), based on the explanations noted above, decreased from an income of $1,329,895 in 1999 to an operating loss of ($2,211,606) in 2000.

     Other income and expense primarily consisted of interest expense. Income taxes (benefit) decreased from a cost of $341,514 with an effective 31.0% tax rate in 1999 to a tax (benefit) of ($783,806) with an effective tax rate of 32.0% in 2000.

     Net income (loss) available for common stockholders was ($1,682,269) in the nine month period ended September 30, 2000 compared to a net income of $745,143 in the similar period in 1999. Basic and fully diluted income
(loss) per share was ($0.292) in the nine month period ended September 30, 2000. Basic and fully diluted income per share was and $0.152 and $0.151 respectively in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had working capital of $2,879,988 compared to working capital of $2,779,514, at September 30, 1999 and working capital of $4,940,336 at December 31, 1999. The Company's cash flow provided by and used in its operating, investing and financing activities during the first nine months of 2000 and 1999 are as follows:

                                        2000                1999
                                        ----                ----

Operating activities               $ (2,984,151)       $ (2,628,668)
Investing activities                   (592,789)           (205,944)
Financing activities                  2,891,579           1,709,643
                                   ------------        ------------
     Net (decrease) in cash
       and cash equivalents        $   (685,361)       $ (1,124,969)
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

     At September 30, 2000, net costs in excess of billings and estimated earnings on uncompleted contracts were $15,231,597 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $3,617,607 at September 30, 1999 and $9,664,104 at December 31, 1999. This
net increase is primarily due to contracted payment terms, project delays and timing of billings. Management expects this net investment to decrease over the next two quarters.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, software, vehicles and office equipment for anticipated growth.

     The Company has a line of credit with a commercial lender totaling $2,800,000 to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of September 30, 2000, $2,200,000 was outstanding on this line of credit. A portion of the line ($1,000,000) matures in December, 2000 and the balance matures on January 15, 2001. Management expects that this line of credit will be refinanced into a long-term obligation when the obligation becomes due. The interest rate on the note is tiered as follows: 6.69% on the first $770,000 and 10.5% on the remaining portion. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,131 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $2,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and matures on December 15, 2000. As of September 30, 2000, there was an outstanding balance of $1,855,988 on this line of credit. Management expects that the line will be renewed when it comes due.

     The Company has a term loan secured by the Small Business
Administration with an outstanding balance at September 30, 2000 of $256,277. Scheduled principal payment on this note is $95,004 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at September 30, 2000 was $320,617 with scheduled principal payments over the next twelve months of $75,909 with interest rates ranging from 8.5% to 10.5%.

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

                       PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits required by Item 601 of Regulation S-X are filed herewith:

          Exhibit No.    Description
          -----------    -----------
               27        Financial Data Schedule

     (b) No Reports on Form 8-K were filed during the three months ended September 30, 2000.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL WATER TECHNOLOGIES, INC.


Date: November 14, 2000            By: /s/ George A. Kast
                                      ------------------------------------
                                             George A. Kast
                                             Chief Executive Officer
                                             and Chairman of the Board



Date: November 14, 2000            By: /s/ Martin Hout
                                      ------------------------------------
                                             Martin Hout
                                             Chief Financial Officer