Form 10-K405
period 2000-12-31
GLOBAL WATER TECHNOLOGIES INC
filed 2001-04-17
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 2000
                                                          -----------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ___________ to __________

COMMISSION FILE NUMBER:  33-37513-D
                         ----------

                     GLOBAL WATER TECHNOLOGIES, INC.
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

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

Securities registered under Section 12(g) of the Act:
                     $0.0006 Par Value Common Stock
                     ------------------------------
                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.  Yes   X    No
                                    -----     -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates as of April 11, 2001: $1,667,199

Shares of Common Stock, $0.0006 par value, outstanding as of April 11, 2001:
 5,990,048

Documents incorporated by reference:  See index on pages 43 - 45

                            TABLE OF CONTENTS
                                                                     Page
                                                                     ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .3

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . 14

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 15

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 5.  Market Price of the Registrant's Common Stock and
Related Security Holder Matters. . . . . . . . . . . . . . . . . . . . 16

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 17

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . . . 18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . 31

Item 8.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 31

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . 31

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

Item 10.  Directors and Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a) of the Exchange Act . . 32

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . 34

Item 12.  Security Ownership of Certain Beneficial
Owners and Management. . . . . . . . . . . . . . . . . . . . . . . . . 40

Item 13.  Certain Relationships and Related Transactions . . . . . . . 41

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K . . . 43

                     GLOBAL WATER TECHNOLOGIES, INC.

                                FORM 10-K

                       FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in this report and contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 below.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Global Water Technologies, Inc. ("GWT"), through our wholly owned subsidiary, Psychrometric Systems, Inc. ("PSI"), provides process cooling water primarily through the design, engineering, manufacturing and supply of cooling towers to power plants, as well as other process and manufacturing clients worldwide. Applied Water Technologies, Inc. ("AWT"), another subsidiary of GWT, provides our customers with proprietary environmentally sound water treatment systems and services which are designed to meet the growing need for water purification and re-use worldwide. Global Water Services, Inc. ("GWS"), another wholly owned subsidiary of GWT, provides outsourcing of cooling water and service programs to our customer base, including cooling water systems and water treatment services. Global Water Technologies, Inc. trades over-the-counter bulletin board under the symbol "GWTRD." Except as otherwise noted, all references to GWT also include our three (3) subsidiaries.

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

     We custom design industrial water cooling towers for our customer base generally in a competitive bid job award process. We provide value engineering and specific water cooling tower designs to our customers. Although influenced by many factors, we believe competitive pricing is one of the main criteria for job awards. Based on customer requirements, we design water cooling towers using structural members manufactured from wood, fiberglass and concrete. Light manufacturing of wooden and fiberglass structural components is done at our facilities for selected jobs prior to treatment procedures. Component parts are subcontracted and ordered from various suppliers to be shipped directly to the job site. For domestic projects, crews that we manage or independent subcontractors erect the water cooling tower in the field. The field erection normally takes between four to six weeks for the typical two to three cell cooling tower. The erection at foreign job sites is usually outside of the scope of our responsibility. From contract award to final completion of the structure, a typical project will last four to six months.

     From time to time, we may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, we do not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on our revenues.

     We utilize proprietary software products and know-how to design and estimate costs for potential projects. Although not copyrighted or patented, we believe that the proprietary information is integral to our ability to accurately and reliably design water cooling towers to meet the desired specifications and to estimate job costs. This proprietary information and know-how is enhanced by key and knowledgeable employees.

     PSI was named as one of America's 50 Hottest New Small Businesses by ENTREPRENEUR magazine in early 1996, achieving a ranking of #30 within the group of 50. The Small Business Administration named PSI "The Small Business Exporter of the Year" in 1997 for Region VIII, which includes Colorado. In June 1998, GWT's President and Chief Executive Officer, George Kast, was named an Entrepreneur of the Year for the Rocky Mountain Region. Mr. Kast received top honors in the category of "High-Tech Manufacturing and Design."

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

     Most industries with available water that generate heat in their process utilize water cooling towers in their operations. Accordingly, water cooling towers are vital to the continuing operation of these facilities and are considered critical pieces of the plant and equipment. In fact, these processes cannot continue to operate without cooling towers or some other more expensive means to reject heat from these facilities. Water cooling towers can range in price from $10,000 for a small 600 gallon per minute ("GPM") or 250 ton HVAC facility to over $20,000,000 for a heavy industrial or utility customer needing capacities of 300,000 GPM. GPM is the standard unit of measurement in the industrial water cooling tower segment, while HVAC usage denominates capacity in nominal cooling tons. One ton of cooling is approximately equivalent to 2.5 - 3.0 GPM under humid environmental conditions.

     The water cooling tower market can be subdivided into two main segments, facilities using pre-packaged or factory assembled units and plants employing field erected cooling towers. Industrial water cooling towers are usually stand alone, separate facilities while factory assembled units often are placed on top of office buildings or in close proximity to the heat source adjacent to the building. Factory assembled cooling towers are shipped directly to the end user as a completed unit and installed on site with minimal additional fabrication. These units are typically sold to HVAC and light to medium industrial users. Cooling towers for HVAC applications are normally sized from approximately 30 to 500 nominal tons. Larger tonnages are obtained from either sequencing a number of factory assembled units or constructing small field erected units on site. Field erected cooling towers are constructed on site and are utilized by larger HVAC applications, medium and heavy industrial customers. Heavy industrial users require water cooling towers sized from 10,000 to 100,000 GPM and some utility applications range up to 300,000 GPM.

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

PRODUCT LINE

     The market we currently serve through PSI can be subdivided into two main sub-segments: international water cooling towers and domestic water cooling towers. For the year ended December 31, 2000, the domestic tower revenue recognition represented approximately 81.1% of our revenues, and international tower revenue represented approximately 18.9%. Based upon our current backlog of business and current outstanding bid activity, we believe that future revenue recognition for 2001 will approximate 2000 percentages for international and domestic revenues. Within each of these main sub-segments, the product line can be further divided into new cooling towers and retrofits and repairs of existing towers.

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

     We have installed environmental friendly plume-abated towers in Japan and the United States. Plume abatement features increase the selling price of the facilities and provides additional customer benefits, such as reduced impact to surrounding deciduous trees and reduction in potential liability caused by condensing water and ice in winter driving conditions. In addition to plume abatement, we have also successfully installed sound abated towers, decreasing noise levels and sound pollution.

     During the year, the Company performed a demonstration of fire criteria tests for Factory Mutual Research certification for a line of its cooling tower products. This certification allows customers to forego sprinkler system installations and may result in lower capital and operating costs for the Company's product. The Company received the final report in February of 2001 from Factory Mutual Research showing that the product line had successfully completed the fire criteria tests.

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

SUPPLIERS, VENDORS AND SPARE PARTS

     We utilize selected vendors for our sub-component requirements. In a limited number of cases, specific manufacturers have worked in conjunction with us to supply components to customers under common marketing programs. Because we have access to a broad number of suppliers which we work with on a regular basis, we believe that the customer can achieve economic benefits by utilizing our buying power when component spare parts are needed. We rely upon the suppliers and vendors to manufacture components to our specifications. We have not experienced any significant delays in obtaining parts and components for our products, and we believe that our relationships with our suppliers are good and that the material availability is adequate.

PRODUCT RESEARCH, DESIGN AND DEVELOPMENT

     We lease a facility in Coeur d'Alene, Idaho, for our research and development requirements. We are evaluating various technologies related to water cooling towers, heat rejection rates, water reuse, disinfection, water treatment and product design at this facility. One employee as of December 31, 2000 staffed this facility. We plan to continue research and refinement programs at this facility; however, we have no fixed research and development budget. For the fiscal years ended December 31, 2000, 1999 and 1998, we expended $24,320, $30,618 and $232,657 respectively, for research and development.

TOTAL WATER TREATMENT SERVICE PROGRAM

     During fiscal 1998, we began offering clean water technology services to HVAC water cooling tower customers through our wholly owned subsidiary Applied Water Technologies, Inc. ("AWT"), a Nevada corporation. Historically, water used in cooling towers has been treated with chemicals to prevent or inhibit the formation of scale, bacteria, algae and corrosion at substantial expense. Build-up of the chemicals used in treating the water causes operating inefficiency and necessitates periodic shut-downs for cleaning. Disposal of the contaminated water poses environmental compliance issues for our customers. AWT's clean water technology replaces the need for hazardous chemicals, increases operating efficiency, reduces water use by increasing cycling levels and increases the time between shut-downs for cleaning. It also dramatically reduces the costs associated with water discharge.

     We believe this environmentally sound approach to the treatment of process cooling water offers many benefits to our customers including reduction in water use, reduced liability from employees' handling of hazardous chemicals and reduction of discharge pollutants. We will integrate the environmentally sound water treatment service with our other products to bring a total solution to our existing and future customers.
We believe that this integrated "solutions" approach will be attractive to our customer base and will result in longer term contracts with potentially higher profit margins.

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

     AWT's "AquaPhysics" program offers a series of non-chemical treatment technologies, coupled with on-site monitoring and service, to provide a proven environmentally sound approach to cooling water management. The three-phased AquaPhysics systems employs technologically advanced equipment that comprehensively addresses scale, micro biofouling, corrosion and filtration of suspended solids. The combination of these leading edge technologies results in clean, cold water for optimum cooling efficiency and recycling without the use of storage and handling of hazardous chemicals.

     The total water management program offers a method of reducing scale deposited from the water inside the pipes. This system, based on eight patented technologies held by the inventor, delivers electric charges through the water passing inside a pipe from a device that is easily fitted around the outside of the pipe. The electric charges in the system cause a solenoid induced molecular agitation, which precipitates the calcium carbonate in water causing it to clump into sizes that can then be filtered out of the water flow. Our total water management program also offers a method of microbiological control through an ionization process, which kills bacteria and algae utilizing a silver anode. Filtration to remove suspended solids and insoluble crystals and corrosion control will be provided by purchasing standard products produced by many suppliers. Finally, the total water management program includes a remote monitoring system, which permits us to monitor the temperature and condition of the water flow and to react quickly to control the system as required.

     We are marketing our non-chemical treatment service primarily by targeting customers with buildings or other facilities with an HVAC focus and to those who recognize the benefits and have requirements for environmental compliance and safety. We market on the basis of long term service, rather than selling technology or equipment. The AquaPhysics based program will also be shown to save valuable water resources, with the systems able to cycle the same water up to approximately eight times, as opposed to other chemical based systems which may require water for a once through basis or up to a maximum of three or four cycles before it has to be purged.

     Through 2000, we had invested approximately $1,442,000 in start-up and related expenses leading to the AWT treatment service program. We initiated service under our first contract that commenced in June 1999.
Our initial contract was with a Midwest utility and is for a five-year term. The customer is paying monthly fees from which we are recovering the initial investment over a relatively short period, providing an example of the higher margin anticipated from this new business segment. A second system was sold in the second half of 2000 to a medical facility on the eastern seaboard. Similar to the first system, there is an ongoing service arrangement with this operation.

GWS WATER SERVICE PROGRAM

     Based on years of experience in design, constructing and maintaining water cooling towers, we have continued to develop improved products to assist our customers with efficient removal of heat from their process systems. We typically design and construct towers that exceed the bid specifications provided by its customers for thermal water treatment. Nevertheless, it is natural for all materials used in constructing water cooling towers and the impact of water itself to cause reductions in efficiency as time progresses, particularly if not properly maintained. It is typical for efficiency to be reduced 20% to 30% after five to ten years of operation due to poor maintenance and operation.

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

     GWS assumes full responsibility, with the approval of our customers, for selecting systems, equipment, supplies and water treatment programs needed for the servicing, recruiting, training and managing the operational manpower required under each project. We are not aware of any other competitors that provide such a full service program in our industry. We anticipate structuring and pricing our contracts to provide us with increased gross margins as compared to our traditional water cooling tower construction business.

     We believe that GWS' services will differentiate it from competitors as a result of the scope of the equipment, services, technology, systems and water treatment bundled into one service package. These products and services are all incorporated into one monthly fee over a long-term time frame. We anticipate that our customers will view these service contracts as a long-term solution that will result in significant revenue improvement and substantial cost savings for their operations.

     GWS is pursuing contracts with several major electric utilities. We believe that with the combination of the service and equipment elements noted previously, we can provide our customers with enhanced operations which could lead to the electrical utilities being able to generate additional megawatts in their system.

INTERNATIONAL OPERATIONS

     Our international operations account for a material portion of our business activities. Financial information regarding our international operations appears in Note 17 to the accompanying audited financial statements included in Item 14 of this Annual Report on Form 10-K. There are certain risks that are present in performing operations in foreign countries, which include foreign policy, foreign relations with the United States, governmental laws and regulations, governmental intervention, cultural aspects and foreign currency issues. There are no circumstances of which we are currently aware that would have a material adverse effect on our international operations.

GOVERNMENTAL REGULATION

     We are subject to the requirements of a number of federal, state and local laws, such as the federal Occupational Safety and Health Act ("OSHA") in the erection and manufacturing of the cooling towers, the Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA"), the Environmental Protection Agency ("EPA") and various state regulatory agencies. We endeavor to comply with all state and federal laws and believe that we are in compliance with all federal, state and local regulations applicable to our business, including environmental regulations.

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

     In addition, a number of the aforementioned competitors manufacture and market water cooling towers employing fiberglass, wood and concrete materials which are similar to our products. Management believes that our products provide superior value to our customers through service, performance and operating efficiencies. There can be no assurance that competitors will not develop and produce products, which are comparable or superior to our product line.

     In the area of water treatment services, we compete with, among others, Nalco Chemical Co. and Betz-Dearborn, which is a publicly traded company. Market estimates vary extensively for the size of the worldwide water treatment market, but various sources estimates that the total size may approach $300 billion worldwide. Most of our competitors in the water treatment market are substantially larger in size than we are, and have greater financial, operating and other resources. These competitors have been in business for a number of years and are well established in the industry.

SEGMENTS

     Financial information regarding the segments appears in Note 17 to the accompanying audited financial statements included in Item 14 of this Annual Report on Form 10-K.

EMPLOYEES

     As of December 31, 2000, we employed 94 full time individuals in the fields of engineering, management, marketing, accounting, finance, drafting, design, project management, law and administrative support throughout our operations. There were 87 individuals at our corporate headquarters in Golden, Colorado. We utilize an employment service organization to provide field personnel for our projects where the erection of the tower is within our scope of work. These crews have ranged from approximately 30 to 170 individuals and fluctuates in accordance with the total number of projects requiring field installation at any given time. Only crews on selected jobs where union representation is mandatory are subject to a collective bargaining agreement. We believe that relations with our employees are good.

CUSTOMERS

     We did not have a major customer accounting for more than 10% of our revenues for the year ended December 31, 2000. We had a major customer, which accounted for more than 10% of our revenues for the year ended December 31, 1999. This customer accounted for $26.8 million in recognized revenue during 1999 or 39.8% of our total 1999 revenue. We had a major customer accounting for 13.9% of our revenues for the year ended December 31, 1998. From time to time, we may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on us. We have one customer accounting for approximately 25.7% of our backlog as of December 31, 2000. Our current backlog at December 31, 2000 is $34,258,116 compared to $20,846,108 in 1999. We expect that all of this backlog will be recognized as revenue over the next twelve months.

     We have experienced seasonality in the business over the past few years. In general, the fourth calendar quarter of the year has experienced higher revenues and higher operating income than the other calendar quarters. Management attributes most of this to cooling tower projects following the warmer summer months and to end-of-the-year capital budgets of customers.

BACKGROUND

     GWT was incorporated under the name Fi-Tek VI, Inc. ("Fi-Tek") in the State of Delaware on July 12, 1990, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. In October 1992, Fi-Tek completed an initial public offering, receiving proceeds of $160,000 from the sale of 8,042,500 units, consisting of Common Stock and Class A and Class B Warrants (collectively, the "Warrants"). Fi-Tek's offering was subject to the Colorado Securities Act, which required the placement into escrow of 80% of the net proceeds of the offering ($93,714) until the completion of a transaction or series of transactions whereby at least 50% of the gross proceeds received from the sale of shares in the offering was committed for use in one or more specific lines of business. The escrow condition had not been satisfied as of the fourth anniversary of the initial public offering, and accordingly, Fi-Tek distributed those funds pro rata to those persons who were owners of the shares of Common Stock purchased in the offering. The expiration date of the Warrants which were included in the units sold in the public offering have been extended past their original expiration date, and expired on April 14, 2001.

     On September 25, 1997, Fi-Tek VI and PSI consummated an Agreement and Plan of Reorganization whereby Fi-Tek VI acquired all of the issued and outstanding common shares of PSI in exchange for the issuance of 4,356,375 shares of Common Stock and 1,000,000 shares of a newly authorized Series A non-voting preferred stock ("Series A Preferred Stock"). Subsequent to the reverse acquisition with PSI, we changed our name from Fi-Tek to Global Water Technologies, Inc. to reflect our focus on the growing water-related market opportunities. The trading symbol for our Common Stock was also changed to "GWTRD." Fi-Tek accounted for the transaction as a reverse acquisition under the purchase method of accounting. The fiscal year of Fi-Tek was changed from June 30 to December 31 to correspond to the fiscal year of PSI.

     Each share of Series A Preferred Stock converted into 4.83 shares of Common Stock on March 10, 2000 when we attained gross annual sales of $67,952,967, within the time period outlined in the initial reorganization agreement. See ITEM 12. TRANSACTIONS WITH MANAGEMENT, below, for information relating to George A. Kast's exchange of his Series A Preferred Stock for the same number of shares of a newly created non-voting Series C Preferred Stock. The remaining 123,659 shares of Series A Preferred Stock outstanding converted into 597,684 shares of Common Stock.

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

     The lease also provided Mr. Kast with the option to purchase the building in which GWT's principal offices are located on or before December 31, 2000. During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option. On December 31, 1999, GWT and GK
Holdings entered into a ten year lease of the building, commencing January 1, 2000. The triple-net lease requires monthly rental payments of $53,538 per month. Management believes that the terms of the lease are no less favorable to GWT than comparable office space in the geographical area in which our offices are located. GWT subleases the garden level of the building to several unaffiliated entities at varying monthly rentals. Non-related third parties pay rent of approximately $20,000 monthly, reducing our net monthly rent to approximately $33,500. During 2000, we paid GK Holdings, Inc. $642,456 for this office lease.

     In November of 2000, Mr. Kast sold his ownership interest in the building to an unaffiliated entity.

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

     We lease approximately 17,700 square feet from an unaffiliated entity in Denver, Colorado, for $7,380 per month. The lease terminates in January of 2002. This facility is utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment. We believe that the lease on this facility can be renewed and/or additional space secured without substantial economic implications.

     We also lease a 5,000 square foot research and development facility in Coeur d'Alene, Idaho, from Mr. Kast. The facility is subject to a lease which terminates September 30, 2001. The lease terms obligate us to a monthly payment of $1,238. During 2000, we paid Mr. Kast $14,856 for this facility.

     Management believes that our insurance policies provide adequate coverage for the contents at all facilities. The lessor of each of our leased facilities is responsible for the building structure itself. We could have material adverse consequences if our facilities were destroyed by fire or other disaster.

ITEM 3.  LEGAL PROCEEDINGS.

     Psychrometric Systems, Inc. is a defendant in a lawsuit filed on or about September 28, 2000 by a subcontractor in the Commonwealth Courts of Puerto Rico alleging breach of contract emanating from a project PSI performed for the Puerto Rico Electric Power Authority. The suit seeks damages in the amount of $450,000. PSI has denied the allegations of the plaintiff and has filed a counterclaim against the plaintiff in the amount of $950,000 associated with the cost of completion of the project after the plaintiff defaulted and was terminated for cause under its contract with PSI. PSI has also filed suit against the subcontractors bonding company for the recovery of its damages associated with the costs of completing the subcontractors work on the project. To date, no trial date has been set and discovery has not yet occurred. While PSI feels very strong in its position, there is no definitive time frame for the completion of this litigation and no assurances can be given on its outcome.

     PSI has also filed a lawsuit on December 29, 2000 against Consorcio Azucarero Escorpion S.A. de CV (hereinafter CAZE) in Jefferson County District Court of Colorado alleging breach of contract in the engineering and supply of cooling towers to CAZE. To date, the complaint has yet to be served and the parties are in settlement discussions. PSI seeks in excess of $4,000,000 from CAZE and to date has not allowed the finished manufactured product to be exported to Mexico by CAZE.

     PSI has various other contingent assets on its books resulting from claims and commitments incident to its ordinary course of business. Management believes that these items will be favorably resolved and, based upon the advice of counsel, will be sufficient such that these contingencies will not have a materially adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our 2000 Annual Meeting of Shareholders was held on June 28, 2000. Information concerning the matters considered and approved by the shareholders, and the vote thereon, was reported in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

     Our common stock is currently traded in the over-the-counter market.
The following table sets forth the high and low bid prices for the GWT's Common Stock for the past two years. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The values have been restated on a pro-forma basis to reflect the reverse stock split of 1 for 60 effective as of June 30, 2000.

                                                High            Low
                                                 Bid            Bid
                                                 ---            ---
     1999 Fiscal Year
     ----------------

     First Quarter                              $5.40          $3.00

     Second Quarter                             $7.80          $5.40

     Third Quarter                              $8.70          $6.00

     Fourth Quarter                             $6.00          $3.60

     2000 Fiscal Year
     ----------------

     First Quarter                             $39.60          $3.60

     Second Quarter                            $19.80          $5.70

     Third Quarter                              $6.45          $3.99

     Fourth Quarter                             $4.06          $0.94


     On June 30, 2000, GWT's Common Stock was split 1 for 60 so that holders as of the record date received one share of common stock for each 60 shares previously held. On April 11, 2001, the last reported bid and asked prices for the Common Stock were $1.01 and $1.12, respectively. There is no public market for the Class A and Class B Warrants.

HOLDERS

     On April 11, 2001, our Common Stock was held by 70 shareholders of record.

DIVIDENDS

     We have not paid cash dividends on our Common Stock during the two most recent fiscal years and have historically retained earnings for use in our business. The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements, debt covenants and financial condition. We do not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth the Selected Consolidated Financial Data for the Company. Such data is derived from and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto incorporated into this report and Management's Discussion and Analysis of Financial Condition and Results of Operations. These historical results do not necessarily indicate future results.

Statement of Operations: All amounts in thousands except per share data

                                                            YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------
                                      2000           1999             1998           1997(3)        1996(3)
                                      ----           ----             ----           ----           ----
Revenue                              $50,228        $67,953          $34,734        $18,697        $16,521
Operating expenses:
  Cost of Sales                       49,065         60,852           27,816         13,547         12,655
  Selling, general and
    administrative                     4,926          4,939            4,762          4,031          3,130
  Research & development                  25             30              233            149            130
                                     -------        -------          -------        -------        -------
Total operating expenses:             54,016         65,821           32,811         17,727         15,915

Income (loss) from operations         (3,788)         2,132            1,923            971            606

Interest & other income (expense)         58           (261)            (156)          (126)          (145)

Net income (loss) including the
  effect of a change in
  accounting principle                (2,165)         1,285              981            571            306
Cumulative effect of a change
  in accounting principle                 --             --              754             --             --
                                     -------        -------          -------        -------        -------
Net income (loss) available for
  common shareholders                $(2,165)       $ 1,285          $   227        $   571        $   306
                                     =======        =======          =======        =======        =======
Net income (loss) per share:
  Basic - before acct. change        $(0.372)       $ 0.231          $ 0.200        $ 0.127        $ 0.072
Cumulative effect of acct. change         --                          (0.154)            --             --
                                     -------        -------          -------        -------        -------
Basic (2) income (loss) per
  share available for common         $(0.372)       $ 0.231          $ 0.046        $ 0.127        $ 0.072
                                     =======        =======          =======        =======        =======

                           [Item 6 Continued]
Balance sheet data:

                                                               AS OF DECEMBER 31,
                                   -------------------------------------------------------------------------
                                      2000           1999             1998           1997           1996
                                      ----           ----             ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Cash & cash equivalents              $   565        $   707          $ 1,751        $   119        $    61
Total assets                          35,762         25,264           15,008          8,202          6,171
Total debt                            31,997         21,518           13,509          7,200          5,793
Total stockholders equity              3,765          3,746            1,499          1,002            378


Other financial data:
EBITDA   (1)                          (3,428)         2,353            2,110            990            706
Net cash provided (used) in:
  Operating activities                (1,504)        (3,459)             304            484            636
  Investing activities                (1,439)          (256)             (52)          (191)          (270)
  Financing activities                 2,801          2,671            1,381           (236)          (330)

(1) EBITDA consists of net income before the cumulative effect of change in accounting principle plus income taxes, interest, depreciation and amortization.
(2) Basic and fully diluted income (loss) per share were identical except in 1999 where the fully diluted income per share was $0.230.
(3) Prepared under the previous method of accounting. Under this method, we recognized a predetermined percentage of our profits on new cooling towers upon the attainment of certain project milestones, specifically the completion and delivery of certain engineering drawings and specifications. See REVENUE AND COST RECOGNITION in Note 1 to the accompanying audited financial statements included in Item 14 of this Annual Report on Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Under the previous method, we recognized a predetermined percentage of its profits on new cooling towers upon the attainment of certain project milestones, specifically the completion and delivery of certain engineering drawings and specifications. Under the current method, we recognize profits on all phases of the project, including engineering, in the ratio that costs incurred to date bear to total estimated costs. Management believes that the new method is preferable for financial statement and backlog disclosure related to revenues and gross profit. In addition, we believe that the new method should improve the comparability of our financial statements with those of other companies which use a cost-to-cost comparison approach of percentage of completion.

     As a result of this change, to which our independent public accounting firm concurs, we recorded a one-time extraordinary charge to income as of January 1, 1998. The amount of this charge, amounting to $754,296 net of the related tax effect of $593,119, was reflected as a cumulative effect of a change in an accounting principle on our income statement for 1998.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in this report and is contained below and in "Important Factors That May Affect Future Results" beginning on page 25 below.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Total revenues were derived from engineering, equipment, installation, retrofits and spare parts of cooling towers, AWT's clean water technology services and GWS' water service program. For the year ended December 31, 2000, total revenue decreased 26.1% to $50,228,084 as compared to $67,952,967 for the year ended December 31, 1999. International revenues comprised 18.9% of total revenues in 2000 versus 11.5% of total revenues in 1999, with such increase resulting from several significant international jobs in our total bookings mix. AWT and GWS, although both contributing to overall revenues, were not material to the total revenue recognized during 2000.

     Contracts awarded ("bookings") during 2000 increased 8.5% to $67,042,288 from $61,774,341 in 1999. These amounts included international bookings of $10,962,252 in 2000 (16.4% of total) and $8,269,087 in 1999
(13.4% of total). Management believes that foreign opportunities will continue to play an important role in future periods. The increase in bookings awarded is due to an overall increase in the average dollar amount of the contract awarded and increased selling expenses to take advantage of market opportunities. Backlog increased from $20,846,108 at December 31, 1999, to $34,258,116 at December 31, 2000. Three contracts were cancelled by customers during the year ended December 31, 2000.

     Our cost of sales decreased 19.4% from $60,851,840 in 1999 to $49,065,300 in 2000. As a percentage of revenues, cost of sales increased from 89.5% in 1999 to 97.7% in 2000. The absolute decrease in cost of sales resulted from a 26.1% decrease in corresponding revenues, additional cost allocations from selling, general and administrative expenses to projects and a decrease in overall gross margins due to competitive forces. Management believes significant price pressure from competitors will continue to be an industry force in the future. However, due to increased customer demand in many industries, including the electrical power market, pricing pressures may decrease over the next eighteen months.

     Selling, general and administrative expenses decreased 0.3% from $4,938,947 in 1999 to $4,926,055 in 2000. As a percentage of revenues, these expenses increased from 7.3% in 1999 to 9.8% in 2000. As a percentage of new bookings which increased 8.5%, these expenses decreased from 8.0% in 1999 to 7.3% in 2000. Management has taken several steps including personnel reductions and the related costs to decrease budgeted costs in the selling, general and administrative area for 2001. During 2000, AWT and GWS collectively increased selling, general and administrative expenses by approximately $1.3 million.

     Research and development costs decreased 20.6% to $24,320 in 2000 from $30,618 in 1999. These costs include the research and development facility in Idaho. The expenses associated with our diversification effort into water treatment and water purification and the expenses for our new Global Water Services and AWT subsidiaries are reflected in cost of sales and selling, general and administrative categories above. Operating loss, based on the explanations noted above, decreased from an income of $2,131,562 to an operating loss of $3,787,591 in 2000.

     Other income and expense primarily consisted of interest income net of interest expense, which increased to $57,554 in 2000 from an expense of $260,665 in 1999, related to our various debt financings and interest income from a delinquent contract. Income taxes (benefit) decreased from $566,115 with an effective tax rate of 30.3% in 1999 to a benefit of $(1,578,974) with an effective tax rate of 42.3% in 2000. Management believes that it is more likely than not that this benefit will be recognized over the next 24 months, therefore no reserve was deemed necessary.

     Our net loss before the cumulative effect of change in accounting principle and preferred stock dividend decreased from income of $1,304,782 in 1999 to a loss of $(2,151,063) in 2000. Basic income (loss) per share decreased from $0.231 in 1999 to $(0.372) in 2000 while fully diluted income (loss) per share decreased from .230 in 1999 to $(0.372) in 2000.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues were derived from engineering, equipment, installation, retrofits and spare parts of cooling towers and AWT's clean water technology services. For the year ended December 31, 1999, total tower revenue increased 95.6% to $67,952,967 as compared to $34,734,340 for the year ended December 31, 1998. International revenues comprised 11.5% of total revenues in 1999 versus 15.1% of total revenues in 1998, with such decrease resulting from an increased proportion of domestic projects in the total revenue mix. Our export sales were $7,818,880 and $5,247,569 for the fiscal years 1999 and 1998, respectively. Management believes that the importance of the international segment will continue to grow as our revenue base expands. AWT did not appreciably contribute to the increase in revenues during 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had working capital of $1,316,991 as compared to working capital of $4,940,336 at December 31, 1999. The working capital decrease is mainly due to a net increase in deferred tax assets, income taxes receivable, accounts payable, the classification of debt into current liabilities and long term lease receivables. Our cash flow provided by and used in its operating, investing and financing activities are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                     2000             1999              1998
                                                     ----             ----              ----
     Operating activities                        $(1,503,972)     $(3,458,803)      $   303,953
     Investing activities                         (1,439,228)        (255,797)          (52,255)
     Financing activities                          2,801,203        2,670,565         1,380,714
                                                 -----------      -----------       -----------
     Net (decrease) increase in cash             $  (141,997)     $(1,044,035)      $ 1,632,412
                                                 ===========      ===========       ===========

     Our capital requirements for continuing operations consist of general working capital needs, increased lease obligations as described in ITEM 2. DESCRIPTION OF PROPERTY, scheduled payments on debt obligations and capital expenditures. We anticipate that our operating activities in the next twelve months will provide cash. The decrease in cash during 2000 from operating activities was funded by an additional equity infusion from the exercise of outstanding "C" warrants and employee stock options. We attempt to minimize our investment in these working capital components, but as sales and backlogs increase, management believes that these investments will also increase. Working capital includes approximately $2.2 million in completed and unapproved construction change orders incurred in the ordinary course of business that we believe are collectible from current pending change orders in excess of $4.2 million. Working capital also includes approximately $765,000 in various agreed upon backcharges, insurance claims (certain of which were settled after year-end) and expected rebates from vendors.

     We believe that with the conversion of working capital into cash and either additional debt or equity funding, we will have sufficient cash resources for continuing operations.

     We have certain financing agreements with existing customers that involve payment in kind for existing obligations. Management believes that these arrangements can be sold to independent institutions to convert the assets into cash within twelve months. Some of these existing assets are included in the working capital amounts described above. GWT has established long-term financing arrangements to fund our expansion into new business opportunities. Although each potential project will be evaluated on a case-by-case basis, we believe that our existing relationships with significant funding sources along with the financial strength of the potential customers will qualify for long-term financing for our product line expansion in GWS and AWT. We believe that the future capital requirements for AWT and GWS as well as already completed reductions in force, will provide the necessary liquidity for continuing operations.

     Scheduled principal payments on term loans will total $4,827,763 during the fiscal year ended December 31, 2001, with Wells Fargo Bank and other financial institutions. A portion of the term loans outstanding are guaranteed by the Small Business Administration and subjects us to certain financial covenants. These covenants include minimum net worth requirements, limitations on capital withdrawals and collateral claims on substantially all of our assets. The total amount of the Small Business Administration guaranteed term loan outstanding at

December 31, 2000, was $224,609. Principal payments of $7,917 plus interest on the outstanding balance, is due and payable each month. Interest is calculated at the prime rate of interest plus one percent. The prime rate will change periodically as economic conditions in the general economy fluctuate. At December 31, 2000, the interest rate for all financing which bear interest rates at 1.0% over prime was 10.5%. The bank has the right to accelerate payment on any or all of the principal outstanding if the financial covenants are not maintained. If the bank exercised this right, it would have a material adverse effect on our financial position. As of December 31, 2000, all financial covenants have been maintained.

     In February 2000, we secured a refinancing on our $2,000,000 Export-Import line of credit. This line bears interest at 1.0% above the prime rate and is guaranteed by the Export-Import Bank of the United States. The total amount outstanding on this line was $1,855,988 as of December 31, 2000.

     We have a revolving line of credit with a bank in the amount of $2,800,000, of which $2,450,000 was outstanding at December 31, 2000. The interest rate on the line of credit is tiered as follows: 6.69% on the first $770,000 and 10.5% on the remaining portion and bears no annual commitment fee. The line of credit is due April 30, 2001. We have had discussions with the bank on the renewal of the line of credit and we anticipate that it will be renewed. The line of credit and the SBA term loan above are secured by cash collateral of $807,914 at December 31, 2000, pledged by Michael A. Kast, one of our directors. As compensation for pledging the cash collateral, we pay additional interest to Michael A. Kast. See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Management believes that our short-term debt can be refinanced at comparable terms when the debt becomes due.

     We have various loans secured by company vehicles. At December 31, 2000, the total amount outstanding was $297,166 for these bank obligations. The short-term principal payment obligations for the fiscal year ended December 31, 2001, will be $83,375 for these loans.

     In total, as of December 31, 2000, we had outstanding loans from commercial lenders of $4,827,763 and had $144,000 outstanding in letters of credit. The unused availability under the line-of-credit as of this date was $350,000.

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

     FAS 133, as amended by FAS 137, is effective for all fiscal years beginning after June 15, 2000 (calendar year 2001), with early adoption permitted. We do not use derivatives for trading or speculative purposes.
As of December 31, 2000, we do not have any derivative contracts outstanding.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following are some of the factors that could affect our future results. They should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-K and otherwise made by us or on our behalf, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

WE WILL NEED ADDITIONAL CAPITAL IN 2001

     We anticipate that we may need additional capital during calendar year 2001 to develop and market our products as our business grows. Our planned expansion into new business areas will also require substantial financial funding. There can be no assurance that we will be able to secure funding sources. If we were not able to obtain additional funding when it was required, it could have a material adverse effect on our business prospects.

OUR GROWTH MAY BE LIMITED IF OUR BANKING CAPACITY IS NOT INCREASED

     We depend on banking lines of credit to fund our short-term cash requirements. The expansion into new businesses along with our level of activity will require us to seek additional credit lines or expand our existing banking credit lines. Although we believe that we may be able to expand our banking facilities with a number of different financial institutions, there can be no assurance that such an expansion will occur or on terms acceptable to us. The failure to expand our current credit lines could have a material adverse effect on our ability to grow our business.

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

RAPID GROWTH, MAY STRAIN OUR RESOURCES

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

WE HAVE EXPERIENCED SEASONAL FLUCTUATIONS IN OUR REVENUES, WHICH MAY AFFECT OUR FINANCIAL RESULTS

     We have experienced some seasonality in our business over the last few years. In general, the fourth calendar quarter of the year has experienced higher revenues and higher operating income than the other calendar quarters. We attribute some of this increase to cooling water projects following the warmer summer months and to end of the year capital budgets of customers. We believe that some of this seasonality in recognizing project revenues was eliminated by the change in our accounting policy in 1998 with respect to recognizing revenues; however, we cannot guarantee that quarterly revenues will not vary significantly.

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

     For the year ended December 31, 2000, we did not have a major customer accounting for more than 10% of our revenues. We had a major customer accounting for 39.8% and 13.9% of our revenues for the year ended December 31, 1999 and 1998, respectively. We have one major project included in our backlog which represents approximately 25.6% of our total backlog for 2001. From time to time, we may have projects that exceed the 10% revenue threshold for defining a major customer. Because each construction project is awarded independently from other projects, we do not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on us.

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

WE DO NOT ANTICIPATE PAYING DIVIDENDS

     We do not anticipate paying any cash dividends on our Common Stock for the foreseeable future. We expect that future earnings, if any, will be used to finance our growth. Accordingly, no one seeking dividend income from an investment should invest in the Company.

FUTURE SALES BY EXISTING SHAREHOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

     We presently have 5,990,048 shares of Common Stock outstanding. Of this amount, 4,424,603 shares are "restricted securities" under the Securities Act subject to restrictions on the timing, manner and volume of sales of such shares. In addition, we registered 500,000 shares of Common Stock, which may be issued under our 1998 Stock Option Plan. Currently, there is only a limited public market for our Common Stock and we cannot guarantee that this market will continue or be available for the sale of Common Stock . We cannot predict if future sales of our Common Stock, or the availability of our Common Stock for sale, will adversely affect the market price for our Common Stock or our ability to raise capital by offering equity securities.

OUR OFFICERS AND DIRECTORS EXERCISE SIGNIFICANT CONTROL OVER OUR AFFAIRS, WHICH COULD RESULT IN THEIR TAKING ACTIONS WITH WHICH OTHER SHAREHOLDERS DO NOT AGREE

     The officers and directors of GWT own approximately 74% of our outstanding Common Stock. Since cumulative voting has not been authorized by our Certificate of Incorporation, this concentration of control means that the officers and directors will be able to elect all of the directors of Global Water. Our officers and directors also will be able to shape our policies and procedures, to determine if and when any dividends are paid, and to determine the circumstances under which we may be sold or merged, along with other important corporate decisions.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD DEPRESS OUR STOCK PRICE

     Our Board of Directors has the authority to issue up to 19,123,509 additional shares of Preferred Stock and to determine the price and the terms (including preferences and voting rights) of those shares without shareholder approval. Although we have no current plans to issue additional shares of Preferred Stock, any such issuance could:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rate and foreign exchange rate risk as discussed below.

     Interest Rate Risk. We have current debt outstanding under a line of credit and a term loan of $4,530,597 at December 31, 2000. The credit facility bears interest at 1% above prime and $4.3 million will mature and be due in April of 2001. If we are required to obtain a replacement line of credit at higher interest rates, an increase in rates of 1% would increase our estimated annual interest expense by approximately $45,000 on the amount of borrowings outstanding under our credit lines at December 31, 2000.

     Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments or contract prices for work performed for our foreign customers. We are at risk that the exchange rate may fluctuate in a way that negatively impacts the revenues that we are entitled to receive from a particular customer. As of April 11, 2001, the currency creating foreign risk for us is the Canadian dollar.

ITEM 8.  FINANCIAL STATEMENTS.

     The Financial Statements set forth on pages F-1 to F-22 of this Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our principal independent accountants did not resign or decline to stand for re-election nor were they dismissed during our three most recent fiscal years. Our financial statements for the years ended December 31, 2000, 1999 and 1998 were audited by Comiskey and Company, P.C. There were no disagreements between us and our principal independent accountants, Comiskey and Company, P.C.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information with respect to our directors, executive officers and key employees is set forth below. Service with GWT prior to September 1997 was rendered to PSI.

NAME              AGE  POSITION                     OFFICER OR DIRECTOR SINCE
----              ---  --------                     -------------------------

George A. Kast    44   Chief Executive Officer and             1993
                       Chairman of the Board

Martin E. Hout    45   Chief Financial Officer and             1998
                       Treasurer

Gary L. Brown     44   Secretary, General Counsel and a        1996
                       Director

Michael A. Kast   45   Director                                1999


Robert L. Koch    48   Director                                1999

G. Edward Powell  64   Director                                2000


     Certain biographical information with respect to our directors and executive officers is set forth below.

     GEORGE A. KAST founded PSI in 1993 and was an officer and director of PSI until 1997, when PSI merged with Fi-Tek VI, Inc. and became GWT. Prior to forming PSI, from 1983 to 1992, Mr. Kast was the vice-president of GEA/Thermal-Dynamic Towers, Inc. ("TDT"), Lakewood, Colorado, where he was responsible for all marketing activities and directly involved in design and project management of cooling towers, including the design and creation of the pultruded fiberglass structural cooling towers.

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

     G. EDWARD POWELL was with Price Waterhouse for approximately 35 years, during which time he held a managing partner position for 12 years for the Houston office, until retirement in 1994. Mr. Powell was responsible for the organization and management of the firms NAFTA Business Center in Houston, the focal point for all Price Waterhouse client interaction with Mexican investment activities. Since his retirement, he has become associated with several emerging and middle market businesses, both privately and publicly owned, as an investor, officer and/or director.

BOARD COMMITTEES

     The Board of directors established an audit committee in November of 2000. Mr. Powell and Mr. Koch are the two members of the committee. We do not have a compensation committee.

SIGNIFICANT EMPLOYEES

     The following employees make a significant contribution to our business:

     STEVE D. ADAMS, age 40, was the director of applications and projects at TDT from 1992 to 1994. Prior to joining TDT, he was the product manager for new tower and engineering manager at Custodis-Ecodyne, Inc., Santa Rosa, California from 1988 to 1992. Mr. Adams joined PSI in 1994 and is currently vice president-applications. His responsibilities include new tower design, estimating and testing. He received a B.S. degree in chemical engineering from the University of Missouri in 1983.

     WILLIAM W. HOWARD, age 43, was structural design manager for TDT from 1990 to 1993 when he joined PSI. In 1991, he was the committee chairman for the Redwood, Douglas Fir and Fastener Specifications Standards committee of the Cooling Tower Institute. As vice president of engineering of PSI, his responsibilities include the analysis and design of all structural members and joints, proposal reviews, project engineer and directing new tower project managers. He received a B.S. degree in architectural engineering, structures from the University of Colorado in 1982.

FAMILY RELATIONSHIPS

     The following family relationships exist between and among our officers and directors: George A. Kast and Michael A. Kast are brothers, and Gary L. Brown and Robert L. Koch are related by marriage to George A. Kast and Michael A. Kast.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(f) of Regulation S-K during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of GWT's outstanding common stock to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during and for GWT's fiscal year ended December 31, 2000, there were no directors, officers or more than 10% shareholder of GWT that failed to timely file a Form 3, Form 4 or Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation paid to our CEO and the other executive officers that received in excess of $100,000 of salary and bonus from GWT during the year ended December 31, 2000:

                                                      Long-Term
                                                  Compensation Awards
                                                  -------------------
                    Annual Compensation ($$)      Restricted
Name &              ------------------------        Stock     Options        Other
Position            Year    Salary     Bonus       Awards     & SAR's     Compensation
--------            ----    ------     -----       ------     -------     -------------

George A. Kast,     2000   $225,000       -0-        -0-          8,334     $657,312(1)
President and Chief 1999   $225,500       -0-        -0-         10,544     $ 14,856(1)
Executive Officer   1998   $172,500    $ 75,137      -0-          -0-       $ 14,856(1)

Gary L. Brown,      2000   $180,000       -0-        -0-          9,600         -0-
General Counsel     1999   $180,000    $ 40,000      -0-          7,719         -0-
                    1998   $145,500    $ 25,137      -0-           -0-          -0-

Michael A. Kast,    2000   $180,000        -0-       -0-          9,600     $137,567(2)
Vice President of   1999   $156,667        -0-       -0-          6,892     $137,567(2)
PSI                 1998   $145,000    $ 25,137      -0-           -0-      $ 48,784(2)

Martin E. Hout,     2000   $119,808    $ 12,500      -0-          5,867          -0-
Chief Financial     1999   $110,000    $ 12,500      -0-          9,375          -0-
Officer             1998   $ 73,461    $  2,500      -0-           -0-           -0-

__________________________

(1) Represents rental payments made to Mr. Kast for the Coeur d'Alene research and development center and the rental payments to GK Holdings for the Company's primary office building.
(2) Represents interest on certificates of deposit pledged as security for GWT's line of credit.

COMPENSATION OF DIRECTORS

     Outside members of the Board of Directors are compensated in their capacities as Board Members in the amount of $5,000 for each quarterly meeting attended. They may also participate in our Stock Option Plan. Other members of the Board of Directors are not compensated in their capacities as Board members. However, we reimburse all of our officers, directors and employees for accountable expenses incurred on behalf of GWT.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     None of our officers presently have employment agreements with GWT.

1998 STOCK OPTION PLAN

     On May 20, 1998, we adopted the 1998 Stock Option Plan (the "Plan") which provides for the issuance of options to purchase up to 500,000 shares of Common Stock to our employees, officers, directors and consultants and those of our subsidiaries. The Plan was ratified by our shareholders at our Annual Meeting of Shareholders on June 30, 1998. As of December 31,

2000, 195,351 options have been awarded to GWT employees, 2,157 options have been exercised and 24,427 have been forfeited. There are 160,767 options which vest over the next four years. Unless sooner terminated, the Plan will expire on May 31, 2008.

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

OPTION GRANTS IN FISCAL 2000

     The following table sets forth certain information regarding options to purchase shares of Common Stock issued to the named executive officers during the fiscal year ended December 31, 2000.

                          OPTION GRANTS IN 2000

                        Number of         Percent of
                          Shares         Total Options    Per Share
                        Underlying        Granted to       Exercise      Expiration
     Name           Options Granted(1) Employees in 2000    Price           Date
     ----           ------------------ -----------------    -----           ----
     George A. Kast        8,334              7.4%          $7.50        February 9, 2005
     Gary L. Brown         9,600              8.5%          $7.50        February 9, 2005
     Michael A. Kast       9,600              8.5%          $7.50        February 9, 2005
     Martin E. Hout        5,867              5.2%          $7.50        February 9, 2005
     G. Edward Powell      8,000              7.1%          $1.08        Nov. 22,    2005

________________________
(1) The exercise price of each option is 114% of the fair market value as measured by the closing price of our Common Stock on the date the option was granted. The exercise price is payable in cash.

YEAR-END OPTION VALUES

     No options were exercised by the named executive officers during the fiscal year ended December 31, 2000. The following table provides information on option values of such officers' unexercised options at December 31, 2000:

                         YEAR-END OPTION VALUES

                                           Number of Securities
                                               Underlying                Value of Unexercised
                  Shares                   Unexercised Options           In-the-Money Options
                 Acquired                   at Fiscal Year-end         at Fiscal Year-end($)(2)
                    on       Value      ---------------------------- ----------------------------
Name             Exercise Realized(1)   Exercisable   Unexercisable   Exercisable   Unexercisable
----             -------- -----------   -----------   --------------  -----------   -------------
George A. Kast      0         0          5,885          12,993           -             -
Gary L. Brown       0         0          5,008          12,311           -             -
Michael A. Kast     0         0          4,678          11,814           -             -
Martin E. Hout      0         0          4,924          10,318           -             -
G. Edward Powell    0         0          1,600           6,400           -             -

________________________
(1) Market value of the underlying shares on the date of exercise less the option exercise price.
(2) Market value of shares covered by in-the-money options on December 31, 2000, less the option exercise price. Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. At December 31, 2000, none of the options were in the money.

LONG-TERM INCENTIVE PLANS

     We have no long-term incentive plans other than the 1998 Stock Option Plan.

REPORTING ON REPRICING OF OPTIONS/SARS

     Not applicable.

PERFORMANCE TABLE

     The performance table compares the annual change in the Company's cumulative total Shareholder return on its Common Stock during a period commencing on September 25, 1997, the date the Company's stock began publicly trading, and ending on December 31, 2000 as measured by dividing the difference between the Company's share price at the end and the beginning of the measurement period; by the share price at the beginning of the measurement period, with the cumulative total return of each of: (a) the Nasdaq Composite Index (Nasdaq); and (b) last year's industry Peer Group as measured by the Russell 2000. All amounts assume a $100 investment on September 25, 1997. It should be noted that the Company has not paid any dividends on its Common Stock, and no dividends are included in the presentation of the Company's performance. The stock price performance on the table below is not necessarily indicative of future price performance.

              COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
                   GLOBAL WATER TECHNOLOGIES INC.,
                  NASDAQ, AND THE RUSSELL 2000 INDEX

-----------------------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                                9/26/97        12/31/97       12/31/98       12/31/99       12/31/00
-----------------------------------------------------------------------------------------------------
Global Water Technologies      $  100.00      $   54.55      $   40.91      $   77.27      $   18.96
-----------------------------------------------------------------------------------------------------
Russell 2000                   $  100.00      $   97.25      $   93.90      $  112.32      $  107.60
-----------------------------------------------------------------------------------------------------
Nasdaq Composite               $  100.00      $   94.01      $  131.27      $  243.62      $  147.90
-----------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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


Name and Address
of Shareholder               Shares Beneficially Owned (1)    Percent of Class
--------------               -----------------------------    ----------------

George A. Kast                           3,794,394(2)                    62.9%

Gary L. Brown                              188,314(3)                     3.1%

Michael A. Kast                            468,005(4)                     7.8%

Martin E. Hout                               7,973(5)                     0.1%

Robert L. Koch                                 167                           (6)
7330 East 66th Court
Tulsa, OK 74133

G. Edward Powell                             1,600(7)                        (6)
45 W. Broad Oaks
Houston, TX 77056

All Directors and Executive Officers     4,460,453                       74.0%
  as a group (6 persons)
________________________
(1) The persons and entities named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them. The number of shares of Common Stock outstanding on April 11, 2000, was 5,990,048. The calculation of percentages is based upon the number of shares of Common Stock issued and outstanding on such date, plus shares of Common Stock subject to options held by the respective persons on April 11, 2001, and exercisable within 60 days thereafter.
(2) Includes options to purchase 6,327 shares of Common Stock at $4.80 per share granted on March 8, 1999, and 3,334 shares of Common Stock at $7.50 per share granted on February 9, 2000 pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(3) Includes options to purchase 4,632 shares of Common Stock at $4.80 per share granted on March 8, 1999, and 3,840 shares of Common Stock at $7.50 per share granted on February 9, 2000 pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(4) Includes options to purchase 4,137 shares of Common Stock at $4.80 per share granted on March 8, 1999, and 3,840 shares of Common Stock at $7.50 per share granted on February 9, 2000 pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(5) Includes options to purchase 5,625 shares of Common Stock at $4.80 per share granted on March 8, 1999, and 2,348 shares of Common Stock at $7.50 per share granted on February 9, 2000 pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(6)  Negligible.
(7) Includes options to purchase 1,600 shares of Common Stock at $1.08 per share granted on November 22, 2000 pursuant to our 1998 Stock Option Plan, which are currently exercisable.

CHANGES IN CONTROL

     There are no understandings, arrangements or agreements known by management at this time, which would result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Michael A. Kast has pledged certificates of deposit in the amount of $807,914 to a bank to secure a credit line for PSI. In consideration for such pledge, PSI agreed to pay Michael A. Kast interest at $8,131 per month. The total amount of interest we paid to Michael A. Kast was $137,567, $137,567 and $48,784 for the years ended December 31, 2000, 1999 and 1998, respectively.

     George A. Kast has personally guaranteed our obligations (approximately $4,530,000, $3,855,000, $1,776,000 and as of December 31,
2000, 1999 and 1998, respectively) with financial institutions, including our SBA term loan. In addition, as of December 31, 2000, 1999 and 1998, Mr. Kast had personally guaranteed approximately $8,900,000, $13,500,000 and $16,600,000 respectively, of our obligations with bonding companies.

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

     During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option to purchase the office building in which our principal offices are located. On December 31, 1999, we entered into a ten-year lease of the building, commencing January 1, 2000, with GK Holdings. The triple-net lease requires monthly rental payments of $53,538 per month. We believe that the terms of the lease are no less favorable to us than comparable office space in the area of our offices. We sublease the garden level of the building for approximately $20,000 per month to unaffiliated entities at varying monthly rentals. Mr. Kast sold his interest in the facility to an unaffiliated entity in November of 2000.

     On August 13, 1998, we designated 1,000 shares of the authorized but unissued Preferred Stock as Series B non-voting and non-convertible Preferred Stock. Each share of Series B Preferred has a redemption value of $1,000 per share, and a dividend rate of $80 (8%) per share.

We can redeem the shares of Series B Preferred subject to certain minimum equity provisions. We issued 250 shares of Series B Preferred Stock to George A. Kast in consideration of a cash payment of $250,000. We redeemed 100 shares of Series B Preferred Stock from Mr. Kast in April of 2000.

     In February 2000, George A. Kast, who held 876,341 shares of Series A Preferred Stock, agreed to return his shares of Series A Preferred Stock to us in exchange for 876,341 shares of a newly created non-voting Series C Preferred Stock. Mr. Kast's 876,341 shares of Series A Preferred stock would have automatically converted into 4,235,648 shares of Common Stock upon the filing of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 with the Securities and Exchange Commission. The Series C Preferred Stock will automatically convert into shares of Common Stock on a one-for-4.83 basis upon a "change in control" of GWT.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K:

     Consolidated Financial Statements of Global Water Technologies, Inc.:

     Report of Independent Certified Public Accountants

     Consolidated Statements of Operations--Years ended December 31, 2000, 1999 and 1998

     Consolidated Balance Sheets--December 31, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity--Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements--December 31, 2000, 1999
     and 1998

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

10.6      1998 Stock Option Plan (6)

10.7      Registration Rights Agreement dated as of July 12, 1999 (7)

10.8 Real Property Lease, dated December 30, 1999, between GK Holdings, Inc. and Global Water Technologies, Inc.(7)

18        Letter, dated November 19, 1998, from Comiskey & Company, P.C.
          re: change in accounting principles (5)

21        Subsidiaries of the Company
________________________
(1) Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (No. 33-37513-D) and incorporated herein by reference.
(2) Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-18 (No. 33-37513-D) and incorporated herein by reference.
(3) Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, and incorporated herein by reference.
(4) Filed as an Exhibit of the same number to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(5) Filed as an Exhibit of the same number to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, and incorporated herein by reference.
(6) Filed as an Exhibit of the same number to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(7) Filed as an Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (No. 333-89857), and incorporated herein by reference.
(8) Filed as an Exhibit of the same number to the Registrant's Current Report on Form 8-K, dated February 24, 2000, and incorporated herein by reference.

(9) Filed as an Exhibit of the same number to the Registrant's Current Report on Form 8-K, dated May 30, 2000, and incorporated herein by reference.


(b) During the quarter ended December 31, 2000, no Current Reports on Form 8-K were filed by us.

(c) Required exhibits are attached hereto or are incorporated by reference and are listed in Item 14(a)(3) of this Report.

(d)  Required financial statements are attached hereto and are listed in
     Item 14 of this Report.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 17, 2001         GLOBAL WATER TECHNOLOGIES, INC.

                                   By/s/ George A. Kast
                                     --------------------------------------
                                     George A. Kast, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures               Title                              Date
----------               -----                              ----

/s/ George A. Kast       President, Chief Executive         April 17, 2001
------------------------ Officer, (Principal Executive
George A. Kast           Officer) and Chairman of the Board


/s/ Martin E. Hout       Chief Financial Officer            April 17, 2001
------------------------ (Principal Financial Officer)
Martin E. Hout


/s/ Gary L. Brown        Secretary and Director             April 17, 2001
------------------------
Gary L. Brown


/s/ Michael A. Kast      Director                           April 17, 2001
------------------------
Michael A. Kast


/s/ Robert C. Koch       Director                           April 17, 2001
------------------------
Robert C. Koch



/s/ G. Edward Powell     Director                           April 17, 2001
------------------------
G. Edward Powell

                      INDEX TO FINANCIAL STATEMENTS
                      -----------------------------

            GLOBAL WATER TECHNOLOGIES, INC. AND SUBSIDIARIES


Report of Comiskey and Company, P.C. Independent
     Certified Public Accountants. . . . . . . . . . . . . . . . . . .F-2

Consolidated Statements of Operations For Years Ended
     December 31, 2000, 1999 and 1998. . . . . . . . . . . . . . . . .F-3

Consolidated Balance Sheets As of December 31, 2000, 1999 and 1998 . .F-4

Consolidated Statements of Cash Flows For Years Ended
     December 31, 2000, 1999 and 1998. . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Stockholders' Equity For the Years ended
     December 31, 2000, 1999 and 1998. . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements December 31, 2000, 1999
     and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Global Water Technologies, Inc.

We have audited the consolidated balance sheets of Global Water
Technologies, Inc. as of December 31, 2000, 1999 and 1998, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Global Water Technologies, Inc. as of December 31, 2000, 1999 and 1998 and the results of its operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

Denver, Colorado
April 11, 2001

                                   COMISKEY & COMPANY
                                   PROFESSIONAL CORPORATION

                     GLOBAL WATER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2000, 1999 and 1998


                                                     2000             1999              1998
                                                     ----             ----              ----
Net revenues:
  United States                                  $ 40,729,990     $ 60,134,087      $ 29,486,771
  International                                     9,498,094        7,818,880         5,247,569
                                                 ------------     ------------      ------------
    Total revenues                                 50,228,084       67,952,967        34,734,340
                                                 ------------     ------------      ------------

Costs and expenses:
  Cost of sales                                    49,065,300       60,851,840        27,816,137
  Selling, general and administrative               4,926,055        4,938,947         4,762,328
  Research and development                             24,320           30,618           232,657
                                                 ------------     ------------      ------------
    Total costs and expenses                       54,015,675       65,821,405        32,811,122
                                                 ------------     ------------      ------------

Operating income (loss)                            (3,787,591)       2,131,562         1,923,218

Other income (expense):
  Interest - (expense)                               (516,970)        (395,813)         (167,420)
  Interest - income                                   526,555          129,265             9,900
  Other, net                                           47,969            5,883             1,180
                                                 ------------     ------------      ------------

Income (loss) before income taxes                  (3,730,037)       1,870,897         1,766,878

Income taxes (benefit)                             (1,578,974)         566,115           777,569
                                                 ------------     ------------      ------------

Net income (loss) before preferred dividend        (2,151,063)       1,304,782           989,309

Preferred stock dividend                               14,000           20,000             7,640
                                                 ------------     ------------      ------------
Net income (loss) (including the effect of a
  change in accounting principle for 1998)         (2,165,063)       1,284,782           981,669
Cumulative effect of a change in an accounting
  principle--net of $593,119 of related tax effect          -                -           754,296
                                                 ------------     ------------      ------------

Net income (loss) available for common
  shareholders                                   $ (2,165,063)    $  1,284,782      $    227,373
                                                 ============     ============      ============

Income (loss) per share:
  Basic weighted average shares outstanding         5,823,632        5,569,252         4,904,185
  Basic income per share--prior to accounting
   change                                        $     (0.372)    $      0.231      $      0.200
  Cumulative effect of accounting change                    -                -            (0.154)
                                                 ------------     ------------      ------------
  Basic income (loss) per share available for
   common                                        $     (0.372)    $      0.231      $      0.046
                                                 ============     ============      ============

  Fully diluted weighted average shares
   outstanding                                      5,823,632        5,575,973         4,904,185
  Fully diluted income (loss)/share prior to
   acct. change                                  $     (0.372)    $      0.230      $      0.200
  Cumulative effect of accounting change                    -                -            (0.154)
                                                 ------------     ------------      ------------
  Fully diluted income (loss) per share          $     (0.372)    $      0.230      $      0.046
                                                 ============     ============      ============

The accompanying notes are an integral part of the financial statements

                     GLOBAL WATER TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                 As of December 31, 2000, 1999 and 1998

                                                     2000             1999              1998
                                                     ----             ----              ----
ASSETS
------
Current assets:
  Cash and cash equivalents                      $    565,267     $    707,264      $  1,751,299
  Trade accounts receivable, net of allowance
    for doubtful accounts of $169,159, $136,029
    and $134,169, respectively                     11,990,459       11,210,659         8,205,563
  Other receivables                                 1,709,717          358,861           111,365
  Costs and estimated earnings in excess of
    billings on uncompleted contracts              16,455,824       10,968,967         3,623,538
  Income taxes receivable                             559,120                -            60,960
  Inventories                                       1,325,002          888,102           318,458
  Deferred income taxes                                58,647                -                 -
  Prepaid expenses                                    244,661          279,459           164,304
                                                 ------------     ------------      ------------
        Total current assets                       32,908,697       24,413,312        14,235,487
                                                 ------------     ------------      ------------

Property and equipment, net                         1,320,974          768,821           625,309
Deferred income taxes                                 558,137                -                 -
Intangibles, net of amortization                       19,238           30,242            41,246
Deposits                                               82,956           51,555           106,020
Long term lease receivable                            871,862                -                 -
                                                 ------------     ------------      ------------
                                                 $ 35,761,864     $ 25,263,930      $ 15,008,062
                                                 ============     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt           $  4,484,367     $  1,935,394      $  1,036,159
  Accounts payable                                 22,173,378       13,718,901         7,366,472
  Accrued liabilities                               2,222,460        1,916,508         1,884,950
  Billings in excess of costs and estimated
    earnings on uncompleted contracts               2,588,751        1,304,863         1,686,168
  Income taxes payable                                122,750          586,793           213,611
  Deferred income taxes                                     -           10,517           106,632
                                                 ------------     ------------      ------------
        Total current liabilities                  31,591,706       19,472,976        12,293,992
                                                 ------------     ------------      ------------

Long-term debt                                        343,396        1,989,390         1,137,076
Deferred income taxes                                  62,148           55,368            78,005

Stockholders' equity:
  Preferred stock, no par value, 20,000,000
    shares authorized; 876,341, 1,000,000 and
    1,000,000 shares issued and outstanding
    respectively; stated at redemption value
    of $0.0001 for 1999 and 1998 only                       -              100               100
  Preferred stock, no par, 1,000 shares
    authorized; 150, 250 and 250 shares issued
    and outstanding as of December 31, 2000, 1999
    and 1998; stated at redemption value of $1,000    150,000          250,000           250,000
  Common stock, $0.0006 par value; 13,333,333
    shares authorized; 5,990,048, 5,139,238 and
    4,914,238 shares issued and outstanding,
    respectively                                        3,594            3,083             2,948
  Capital in excess of par value                    3,787,278        1,504,208           541,918
  Retained earnings (deficit)                        (176,258)       1,988,805           704,023
                                                 ------------     ------------      ------------
         Total stockholders' equity                 3,764,614        3,746,196         1,498,989
                                                 ------------     ------------      ------------
                                                 $ 35,761,864     $ 25,263,930      $ 15,008,062
                                                 ============     ============      ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For Years Ended December 31, 2000, 1999 and 1998


                                                     2000             1999              1998
                                                     ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) available for common
    shareholders:                                $ (2,165,063)    $  1,284,782      $    227,373
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Depreciation                                    300,471          204,852           174,712
      Amortization                                     11,004           11,004            11,004
      (Gain) Loss on disposition of fixed assets            -           (1,392)           31,883
      Increase (decrease) in deferred income taxes:  (620,522)        (118,752)         (129,558)
      (Increase) decrease in working capital:
        Trade accounts receivable                    (779,800)      (3,005,096)       (4,267,918)
        Other receivables                          (1,350,856)        (295,262)          (47,502)
        Costs and estimated earnings in excess
          of billings on uncompleted contracts     (5,486,857)      (7,345,429)         (927,756)
        Income taxes receivable                      (559,120)          60,960           (25,965)
        Inventories                                  (436,900)        (569,644)           61,670
        Prepaid expenses                               34,798         (115,155)          (38,273)
        Deposits                                      (31,401)          54,465           (92,934)
        Accounts payable                            8,454,477        6,352,429         2,680,903
        Income taxes payable                         (464,043)         373,182           213,611
        Accrued liabilities                           305,952           31,558         1,246,129
        Billings in excess of costs and estimated
          earnings on uncompleted contracts         1,283,888         (381,305)        1,186,574
                                                 ------------     ------------      ------------
          Net cash provided by (used in)
            operating activities                   (1,503,972)      (3,458,803)          303,953
                                                 ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in certificate of deposit                      -                -           222,836
  Purchase of property and equipment                 (567,366)        (323,563)         (227,325)
  Proceeds from sales of assets                             -           20,000                 -
  Investment in long term lease receivable           (871,862)               -                 -
  Issuance of stockholder loan                                          47,766           (47,766)
                                                 ------------     ------------      ------------
      Net cash (used in) investing activities      (1,439,228)        (255,797)          (52,255)
                                                 ------------     ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Lines-of-credit draws                             4,682,935        9,481,000         3,954,476
  Lines-of-credit paydowns                         (3,906,947)      (7,494,000)       (3,156,476)
  Issuance of common stock                          2,283,481          962,425            19,302
  Issuance (redemption) of preferred stock           (100,000)               -           250,000
  Proceeds from issuance of debt                            -                -           496,378
  Repayment of debt                                  (158,266)        (278,860)         (182,966)
                                                 ------------     ------------      ------------
    Net cash provided by financing activities       2,801,203        2,670,565         1,380,714
                                                 ------------     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (141,997)      (1,044,035)        1,632,412
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          707,264        1,751,299           118,887
                                                 ------------     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR           $    565,267     $    707,264      $  1,751,299
                                                 ============     ============      ============

Supplemental cash flow disclosures-- Cash paid for interest was $516,970, $395,183 and $167,420 for the years ended December 31, 2000, 1999 and 1998, respectively. Cash paid for income taxes was $64,316, $37,565 and $176,547 for the years ended December 31, 2000, 1999 and 1998, respectively. Purchases of property using debt totaled $285,257 and $43,410 for the years ended 2000 and 1999, respectively.

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Years ended December 31, 2000, 1999 and 1998


                  Preferred Stock     Preferred Stock                           Capital in   Retained
                      Series B          Series A & C          Common Stock      Excess of    Earnings
                  Shares   Amount   Shares      Amount    Shares        Amount  Par Value    (Deficit)     Total
                  -------------------------------------------------------------------------------------------------
BALANCE,
JANUARY 1, 1998     ---  $    ---  1,000,000   $    100   4,900,834     $ 2,940  $  522,624  $  476,650   $1,002,314

Issuance of Series
 B preferred stock
 August 13, 1998    250   250,000                               ---         ---         ---         ---      250,000

Stock issued
 October 7, 1998    ---       ---        ---        ---      13,404           8      19,294         ---       19,302

Net income
 available for
 common             ---       ---        ---        ---         ---         ---         ---     227,373      227,373
                   ----  --------  ---------   --------   ---------     -------  ----------  ----------   ----------

BALANCE,
DECEMBER 31, 1998   250  $250,000  1,000,000   $    100   4,914,238     $ 2,948  $  541,918  $  704,023   $1,498,989

Stock issued
 September 29,
 1999               ---       ---        ---        ---     225,000         135     962,290         ---      962,425

Net income available
 for common         ---       ---        ---        ---         ---         ---         ---   1,284,782    1,284,782
                   ----  --------  ---------   --------   ---------     -------  ----------  ----------   ----------

BALANCE,
DECEMBER 31, 1999   250  $250,000  1,000,000   $   100    5,139,238     $ 3,083  $1,504,208  $1,988,805   $3,746,196

Stock issued from
 exercise of C
 warrants various
 exercise dates     ---       ---      ---        ---       228,334         137   2,164,463         ---    2,164,600

Stock issued from
 exercise of placement
 agent options,
 March 1, 2000      ---       ---        ---        ---      22,500          14     107,986         ---      108,000

Stock issued from
 exercise of employee
 stock options,
 various exercise
 dates              ---       ---        ---        ---       2,157           1      10,880         ---       10,881

Stock issued from
 redemption of
 preferred series A,
 March 10, 2000     ---       ---   (123,659)       (12)    597,684         359        (347)        ---          ---

Redemption of
 preferred series
 A and issue of
 preferred series C,
 February 22, 2000  ---       ---        ---        (88)        ---         ---          88         ---          ---

Redemption of
 preferred series B,
 May 1, 2000       (100) (100,000)       ---        ---         ---         ---         ---         ---     (100,000)

Stock issued, fractional
 shares, various    ---       ---        ---        ---         135         ---         ---         ---          ---

Net (loss) available
 for common         ---       ---        ---        ---         ---         ---              (2,165,063)  (2,165,063)
                   ----  --------  ---------   --------   ---------     -------  ----------  ----------   ----------

BALANCE,
DECEMBER 31, 2000   150  $150,000    876,341   $    ---   5,990,048     $ 3,594  $3,787,278  $ (176,258)  $3,764,614
                   ====  ========  =========   ========   =========     =======  ==========  ==========   ==========

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998


1.   SIGNIFICANT ACCOUNTING POLICIES

COMPANY HISTORY
---------------
Global Water Technologies, Inc. ("GWT",) through its wholly owned subsidiary, Psychrometric Systems, Inc. ("PSI",) is in the business of designing, selling, manufacturing and building new industrial water cooling towers and in retrofitting existing industrial water cooling towers and cooling tower components. PSI is the main operating entity of GWT and represents approximately 97% of its revenue.

GWT, through another wholly owned subsidiary, Applied Water Technologies, Inc. ("AWT") is in the business of providing environmentally sound water treatment services to the cooling tower market. Global Water Services, Inc. ("GWS",) another wholly owned GWT subsidiary, is in the business of providing total cooling water management services to cooling tower customers.

BASIS OF PRESENTATION
---------------------
The consolidated financial statements include the financial statements of Global Water Technologies, Inc. and its wholly owned subsidiaries including PSI. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

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

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially increase or decrease from those estimates if the completed unapproved change orders and other contingent amounts are not fully realized.

INCOME PER SHARE
----------------
Basic income per share is computed on the basis of the weighted average number of common shares outstanding for the respective periods. Fully diluted income per share is computed using the treasury stock method on the basis of the weighted average number of common shares after giving effect to all dilutive potential common shares that were outstanding during the respective periods. On December 31, 1999, there were 50,313 warrants and options that were considered dilutive securities. As of December 31, 2000 and 1998, there were no existing dilutive common shares.

INCOME TAXES
------------
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. The company files a consolidated tax return for federal and for most state jurisdictions.

Effective January 1, 1996, the Company filed for a change in accounting methods. The new tax method, percentage-of-completion, is the same as used for financial statement purposes. In accordance with IRS regulations, the deferred income as of December 31, 1995, was recognized over a four-year period for tax purposes. The deferred income from the change in method was fully recognized by December 31, 1999. The Company also depreciates its property and equipment on an accelerated method for income tax purposes.
A provision for deferred taxes on these timing differences has been recorded.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

During 1997, the Company established a Foreign Sales Corporation ("FSC") in the United States Virgin Islands. The wholly owned subsidiary will be used as a commission agent on eligible foreign sales. The eligible sales which qualify for FSC treatment will generate permanent tax differences for the Company.

CASH EQUIVALENTS
----------------
The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2000, 1999 and 1998, cash equivalents included $58,747, $254,175 and
$441,133, respectively, in amounts restricted to the payment of vendor obligations on specific projects.

INVENTORY VALUATION
-------------------
Inventory is stated at the lower of cost (first-in, first-out method) or market value which is approximated by average cost . The inventory consists primarily of parts and structural materials for use on specific future jobs.

ADVERTISING
-----------
The Company expenses costs for advertising in the period in which the advertising first takes place. Advertising costs charged to expense totaled $260,593, $408,402 and $319,805 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

CONCENTRATIONS OF RISK
----------------------
Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and trade accounts receivable. The Company maintains minimum cash balances which are partially covered by FDIC insurance and which are maintained in accounts held by major banks and financial institutions in the United States. As is customary in the industry and where appropriate, the Company often grants uncollateralized credit to its customers, which include all sizes of companies operating in a broad range of industries. In order to mitigate its

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

credit risk, the Company continually evaluates the credit worthiness of its customers and, where appropriate, strives to obtain appropriate collateral, including the filing of liens against projects.

From time to time, the Company may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on the Company. For the year ending December 31, 2000, the Company did not have a major customer accounting for more than 10% of its revenues. The Company had a major customer accounting for 39.8% of revenues during 1999. The Company had a major customer accounting for 13.9% of its revenues for the year ended December 31, 1998. Additionally, the Company has five projects with one customer included in its December 31, 2000, backlog which represents approximately 26% of its total backlog.

RECLASSIFICATIONS
-----------------
Certain amounts as of or for the years ended December 31, 1999 and 1998 have been reclassified to conform with the December 31, 2000 presentation.

2.   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 2000, 1999 and 1998:

                                                 2000          1999           1998
                                                 ----          ----           ----
   Office furniture and equipment         $ 1,233,684   $   893,132    $   623,383
   Machinery and equipment                    382,834       224,120        192,646
   Vehicles                                   498,355       213,098        209,307
   Leasehold improvements                     107,711        39,610         29,729
                                          -----------   -----------    -----------
                                          $ 2,222,584   $ 1,369,960    $ 1,055,065
   Less accumulated depreciation              901,610       601,139        429,756
                                          -----------   -----------    -----------
   Property and equipment, net            $ 1,320,974   $   768,821    $   625,309
                                          ===========   ===========    ===========

3.   STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

On August 13, 1998, the Company authorized the issuance of 1,000 shares of Series B Preferred Stock with a redemption value of $1,000 per share. On that date 250 shares were issued to George A. Kast, the Company's CEO and principal shareholder, for a cash contribution of $250,000. On May 1, 2000, the Company redeemed 100 of these shares for $100,000.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

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

On February 22, 2000, the Company authorized the issuance of 876,341 shares of Series C Preferred Stock at no par and zero redemption value. These shares were issued in exchange for 876,341 shares of Series A Preferred Stock. The Series A Preferred Stock would have converted into 4,235,649 upon the filing of the Company's 10-KSB for the fiscal year ended December 31, 1999. The Series C Preferred Stock will automatically convert into Common stock at a ratio of 4.83:1 upon a change in control of the Company. The remaining 123,659 shares of Series A Preferred Stock converted into 597,684 on March 10, 2000.

On November 4, 1997, the Company increased the authorized shares of Common Stock to 13,333,333 shares. On December 15, 1997, the Company issued 10,417 shares of Common Stock relating to a non-compete agreement. On October 7, 1998, the Company issued 13,404 shares of Common Stock related to an outstanding option.

On September 29, 1999, the Company concluded its Private Placement with the issuance of 225,000 shares, a corresponding 225,000 Class C warrants, 22,500 underwriter warrants (Class C) and an option to acquire an additional 22,500 shares and warrants. Gross proceeds were $1,080,000 while net proceeds after fees, commissions and expenses were $962,425.

During the first half of 2000, the Company received $2,272,600 from the exercise of 228,334 Class C warrants and 22,500 underwriter options. The remaining 52,084 Class C warrants were called on April 5, 2000.

On May 30, 2000, the Company announced a reverse split of its outstanding Common Stock on the basis of 1 share for each 60 shares outstanding. The reverse split became effective at the close of business on June 30, 2000. Fractional shares were not issued; instead, fractional shares were rounded up to the next whole share. The reverse split reduced the approximately 360,000,000 shares issued and outstanding to 5,990,048 shares, and reduced the authorized Common Stock of the Company from 800,000,000 shares to 13,333,333 shares. All share amounts have been restated to account for this 1:60 reverse stock split.

WARRANTS AND OPTIONS
--------------------
There are 134,042 Class A warrants exercisable at $7.20 per share and 134,042 Class B warrants exercisable at $12.00 per share. The warrants are scheduled to expire on April 14, 2001.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

An investment banking house, which assisted in the Company's initial public offering in 1992, holds 13,404 Class A warrants and 13,404 Class B warrants. The option on common stock and Class A and Class B warrants was exercised at 2.4 cents per share on October 7, 1998. The Class A warrants and Class B warrants are exercisable at $7.20 per share and $12.00 per share, respectively and are scheduled to expire on April 14, 2001.

COMPREHENSIVE INCOME
--------------------
The Company has no items requiring separate disclosure pursuant to Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income.

5.   EMPLOYEE STOCK OPTIONS

On May 20, 1998, the Company adopted the 1998 Stock Option Plan (the
"Plan") which provides for the issuance of options to purchase up to 500,000 shares of Common Stock to employees, officers, directors and consultants of the Company and its subsidiaries. The Plan was ratified by the Company's shareholders at the Company's Annual Meeting of Shareholders on June 30, 1998. Management granted 82,813 options to employees on March 8, 1999 and 104,538 on February 9, 2000.

The Company granted the aforementioned stock options to employees at a strike price of $4.80 per share when the Company's stock traded at $4.20 and $7.50 per share when the Company's stock traded at $6.60. The options vest to employees in the following manner: 20% immediately and 20% each year over the next four years measured from the grant date. If an employee leaves the Company for any reason prior to the shares being vested, then the remaining non-vested shares are forfeited. Employees exercised 2,157 options during 2000.

OPTION ACTIVITY                              2000          1999           1998
---------------                              ----          ----           ----
          Outstanding at January 1, 2000    77,005             -              -
          Granted                          112,538        82,813              -
          Forfeited                        (18,619)       (5,808)             -
          Exercised                         (2,157)            -              -
                                          --------      --------       --------
          Outstanding at December 31, 2000 168,767        77,005              -
                                          ========      ========       ========

          Vested at December 31, 2000       51,646
                                          ========

Under FAS 123, Accounting for Stock Based Compensation, the measurement of fair value utilizing an option pricing model at the date of grant is based upon, among other criteria, the applicable exercise price, the current stock value, the estimated exercise date of the options, the

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

vesting schedule, the estimated forfeitures, the risk-free rate of return, the volatility of the stock underlying the options and adjustments to the above pertaining to specific Company circumstances. The fair value of the above employee stock options utilizing a Black-Scholes option pricing model is $9,276. These amounts have not been reflected in income since the Company is accounting for stock based compensation in accordance with APB-25.

The pro-forma effect of utilizing the fair value based accounting to measure stock based compensation would be the following:

                                                                2000           1999
                                                                ----           ----
        Pro-form net income (loss)                           $(2,170,415)   $1,197,555
        Pro-forma basic income per share                         $(0.372)       $0.215
        Pro-forma fully diluted income per share                 $(0.372)       $0.215

        Assumptions:
             Volatility                                               50%          75%
             Risk free rate of return                                6.0%         5.5%
             Forfeiture rate                                        10.0%        10.0%

6.   BACKLOG

The following 2000 schedule summarizes changes in backlog on contracts during the years ended December 31, 2000, 1999 and 1998. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts.

                                                 2000          1999          1998
                                                 ----          ----          ----
   Backlog, beginning of year             $20,846,108   $27,155,058   $11,606,245
   Adjustment due to accounting change              -             -     1,036,272
   Contracts removed                       (3,402,196)            -    (3,885,000)
   New contracts during year               67,042,288    61,774,341    53,142,019
   Contract revenues earned during the
    year                                  (50,228,084)  (68,083,291)  (34,744,478)
                                          -----------   -----------   -----------
   Backlog, end of year                   $34,258,116   $20,846,108   $27,155,058
                                          ===========   ===========   ===========

Included in the above 1998 backlog amounts are $1,507,778 recognized under Letters of Intent. All of these contracts were subsequently awarded through purchase orders. This is consistent with standard industry practices for the Company's main business line.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

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

During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option to purchase the office building in which GWT's principal offices are located. On December 31, 1999, GWT and GK Holdings entered into a ten-year lease of the building, commencing January 1, 2000. The triple-net lease requires monthly rental payments of $53,538 per month. The Company believes that the terms of the lease are no less favorable to GWT than comparable office space in the area of our offices. GWT subleases the garden level of the building for approximately $20,000 per month to unaffiliated entities at varying monthly rentals. All of the subleases have terms of twelve months or less. In November of 2000, Mr. Kast sold his interest in the building to an unaffiliated entity.

The Company had a 60-month lease for its former office space in Lakewood, CO, for approximately $14,519 per month, and which expired in October 1999. Subsequent to December 31, 1998, the Company entered into an agreement with an unaffiliated entity to occupy its former office location. This third party has entered into an agreement with the lessor to release the Company from any future obligation on the aforementioned lease. The Company also has a 60 month lease with a stockholder for a research and testing facility located in Idaho, for $1,238 per month, and which expires on September 30, 2001. The Company leases approximately 17,700 square feet from an unaffiliated entity on an annual basis in Denver, Colorado, which is utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment. The Company signed a 12-month lease for this facility with renewal options in December of 2001.

The following is a schedule by year of future minimum lease payments required under these leases:

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

               2001                          $  741,220
               2002                             649,836
               2003                             642,456
               2004                             642,456
               2005                             642,456
               Thereafter                     2,569,824
                                             ----------

               In the aggregate              $5,888,248
                                             ==========

Rent expense net of sublease income totaled $558,096, $377,443 and $450,171 for the years ended December 31, 2000, 1999 and 1998, respectively.

8.   LONG- AND SHORT-TERM DEBT

The Company has a line of credit with Wells Fargo Bank totaling $2,800,000. The line-of-credit is secured by a stockholder's personal certificates of deposit of $807,914 and certain business assets. The line of credit has a tiered rate of 6.69% on the first $770,000 and 10.5% on the remaining portion and matured on January 15, 2001. The line of credit has been renewed through April 30, 2001.

The Small Business Administration guarantee of certain term debts subjects the Company to financial covenants including a minimum net worth, limitations on capital withdrawals and the personal guarantee of George A. Kast, President and CEO. The Company was in compliance with all covenants as of December 31, 2000, 1999 and 1998. The Export Import Bank of the United States guarantee of certain debts subjects the Company to collateral requirements on eligible foreign receivables and inventories. The Company was in compliance with all requirements as of December 31, 2000. The international line of credit matures on April 15, 2001. Management expects this line of credit will be renewed at comparable terms.

The following is a summary of the future maturities of debt for the years ending December 31:

               2001                          $4,484,367
               2002                             176,461
               2003                             121,201
               2004                              42,627
               2005                               3,107
                                             ----------
               Total                         $4,827,763
                                             ==========


The following is a summary of the long- and short-term debt as of December 31, 2000, 1999 and 1998:

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

                                                        2000             1999              1998
                                                        ----             ----              ----
Wells Fargo Bank, Lakewood, CO:
  --Line-of-credit--domestic                     $ 2,450,000      $ 1,725,000       $   750,000
  --Line-of-credit--international; guaranteed
     to 90% of the outstanding balance by the
     Export/Import bank of the United States
     secured by eligible accounts receivable and
     inventories, interest at 1% above prime       1,855,988        1,805,000           793,000
  --Small Business Administration 90%
     guaranteed loan--payable in monthly
     installments of $8,334 plus interest at
     1.0% above prime rate; secured by furniture
     and equipment, inventory, accounts receivable
     and assignment of  life insurance policy            ---              596           109,423
  --Small Business Administration 90%
     guaranteed loan--payable in monthly
     installments of $7,917 plus interest at 1.0%
     above prime rate; secured by furniture and
     equipment, inventory, accounts receivable
     and assignment of life insurance policy         224,609          319,614           423,310
First Interstate Bank--payable in monthly
  installments of $912, including interest at
  9.5%; secured by a vehicle                             ---              ---            23,505
Ford Motor--payable in various monthly installments
  of $459 to $893, including interest at 8.49% to
  10.81%, secured by eleven vehicles                 288,520           42,244               ---
GMAC-payable in monthly installments of $542,
  including interest at 9.96%; secured by a vehicle    8,646           32,330            73,997
                                                 -----------      -----------       -----------
                                                   4,827,763        3,924,784         2,173,235
  Less current maturities included in current
    liabilities                                    4,484,367        1,935,394         1,036,159
                                                 -----------      -----------       -----------
  Net long-term debt                             $   343,396      $ 1,989,390       $ 1,137,076
                                                 ===========      ===========       ===========

9.   INCOME TAXES

The components of the net deferred tax liability at December 31, 2000, 1999 and 1998 are as follows:

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

                                                 2000          1999          1998
                                                 ----          ----          ----

   Deferred tax liabilities:
     Deferred revenue under section 481   $        --   $        --   $   150,574
     Property and equipment                    47,147        61,685        68,006
     Other                                     15,000        15,000        10,000
                                          -----------   -----------   -----------
        Total deferred tax liabilities    $    62,147   $    76,685   $   228,580
                                          ===========   ===========   ===========

   Deferred tax assets:
     Non-current loss carryforward        $   558,137   $         -   $         -
     Accounts receivable allowance             58,647        10,800        43,943
                                          -----------   -----------   -----------
        Total deferred tax assets         $   616,784   $    10,800   $    43,943
                                          -----------   -----------   -----------
        Net deferred tax (assets)
          liabilities                     $  (554,637)  $    65,885   $   184,637
                                          ===========   ===========   ===========

The provision for income taxes consisted of the following at December 31, 2000, 1999 and 1998:

                                                 2000          1999          1998
                                                 ----          ----          ----
   Income taxes currently payable         $         -   $   686,557   $   313,324
   Income taxes receivable/payable           (957,268)          ---
   Deferred income taxes                     (620,532)     (118,752)     (129,558)
   Increase (decrease) in other, net           (1,174)       (1,690)          684
   Tax effect of accounting change                 --            --       593,119
                                          -----------   -----------   -----------
     Income tax expense                   $(1,578,974)  $   566,115   $   777,569
                                          ===========   ===========   ===========

The differences between the federal income tax rate of 34% and the Company's effective tax rate of 42.3% were as follows:

                                                 2000          1999          1998
                                                 ----          ----          ----
   Taxes (benefit) at the U.S. statutory
     rate                                 $(1,268,213)  $   636,105   $   600,739
   State income taxes,
     net of federal income tax benefit       (114,137)       37,044        58,307
   Permanent M-1 differences                 (252,092)     (175,270)      (31,827)
   Non-deductible items                        33,447        39,411        10,780
   Adjustment in effective tax rate
     estimates for timing differences         (32,855)       34,025       129,076
   Other                                       54,876        (5,200)       10,494
                                          -----------   -----------   -----------
     Provision for income taxes           $(1,578,974)  $   566,115   $   777,569
                                          ===========   ===========   ===========

                                  F-17
                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

10.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts at December 31, 2000, 1999 and 1998, are summarized as follows:

                                                 2000          1999          1998
                                                 ----          ----          ----
   Costs incurred to date                 $60,022,201   $53,062,731   $20,040,123
   Gross profit recognized to date          6,706,534     7,342,093     4,136,042
                                          -----------   -----------   -----------
   Total costs plus gross profit to date  $66,728,735   $60,404,824   $24,176,165
   Billings to date                        51,989,800    50,740,720    22,238,795
                                          -----------   -----------   -----------
                                          $14,738,935   $ 9,664,104   $ 1,937,370
                                          ===========   ===========   ===========

The above amounts are included in the accompanying balance sheets under the following captions:

                                                 2000          1999          1998
                                                 ----          ----          ----
   Costs and estimated earnings in excess
     of billings on uncompleted contracts $16,455,824   $10,968,967   $ 3,623,538
   Long term lease receivable                 871,862             -             -
   Billings in excess of costs and estimated
     earnings on uncompleted contracts      2,588,751     1,304,863     1,686,168
                                          -----------   -----------   -----------
                                          $14,738,935   $ 9,664,104   $ 1,937,370
                                          ===========   ===========   ===========

11.  ACCRUED LIABILITIES

The accrued liabilities consist of the following as of December 31, 2000, 1999 and 1998:

                                                 2000          1999          1998
                                                 ----          ----          ----
   Payroll taxes payable                  $   608,952   $    78,876   $   101,940
   Accrued commissions payable                474,222       810,690       779,038
   Accrued salaries and vacations             438,354       272,174       395,938
   Sales tax payable                          281,210       524,129        95,489
   Accrued workers compensation                     -             -        98,297
   Other accrued liabilities                  419,722       230,639       414,248
                                          -----------   -----------   -----------
                                          $ 2,222,460   $ 1,916,508   $ 1,884,950
                                          ===========   ===========   ===========

12.  LITIGATION AND CLAIMS

     Psychrometric Systems, Inc. is a defendant in a lawsuit filed by a subcontractor in the Commonwealth Courts of Puerto Rico alleging breach of contract emanating from a project PSI performed for the Puerto Rico Electric Power Authority. The suit seeks damages in the amount

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

of $450,000. PSI has denied the allegations of the plaintiff and has filed a counterclaim against the plaintiff in the amount of $950,000 associated with the cost of completion of the project after the plaintiff defaulted and was terminated for cause under its contract with PSI. PSI has also filed suit against the subcontractors bonding company for the recovery of its damages associated with the costs of completing the subcontractors work on the project. To date, no trial date has been set and discovery has not yet occurred. While PSI feels very strong in its position, there is no definitive time frame for the completion of this litigation and no assurances can be given on its outcome.

     PSI has also filed a lawsuit against Consorcio Azucarero Escorpion S.A. de CV (hereinafter CAZE) alleging breach of contract in the engineering and supply of cooling towers to CAZE. To date, the complaint has yet to be served and the parties are in settlement discussions. PSI seeks in excess of $4,000,000 from CAZE and to date has not allowed the finished manufactured product to be exported to Mexico by CAZE.

PSI has various other contingent assets on its books resulting from claims and commitments incident to its ordinary course of business. Management believes that these items will be favorably resolved and, based upon the advice of counsel, will be sufficient such that these contingencies will not have a materially adverse effect on the financial position of the Company.

13.  401(k) PLAN

On July 1, 1996, the Company implemented a 401(k) savings plan. The current plan covers all full time employees over the age of 21 who have completed six months of service to the Company. The Company may contribute to the plan upon the Board of Directors' discretion. For the years ended December 31, 2000, 1999 and 1998, the Company did not make any contributions to the plan.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's debt at December 31, 2000, 1999 and 1998, approximate their fair value, since the interest rate charged per the agreements is similar to the Company's current borrowing rate.

From time to time, the Company enters into financial instruments with off-balance sheet risk to hedge future cash flows from firm contracts in non-dollar denominated currencies. As of December 31, 2000 and 1998, the Company did not have any financial instruments with off-balance sheet risk. The Company's policy is to hedge these firm contracts where possible with forward foreign exchange contracts. These forward contracts are executed through the Company's banking relationships.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

On November 5, 1999, the Company entered into a forward Foreign Exchange sales contract that was outstanding as of December 31, 1999, in the amount of 1,000,000 CAD to be delivered on May 31, 2000, for $677,507 USD. This financial instrument was designated as a hedge against a firm contract for Canadian dollars to be delivered in the Company's ordinary course of business. The Company has not yet adopted FAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The contract was closed in May and recorded against the underlying contract value.

15.  RELATED PARTY TRANSACTIONS

A stockholder has pledged two personal certificates of deposit in the amount of $807,914 as security for the Company's line-of-credit. For the years ended December 31, 2000, 1999 and 1998, the Company authorized fees of $137,567, $137,567, and $48,784, respectively, to the stockholder for this pledge. These amounts are included in interest expense.

The Company leases a research and testing facility from a stockholder with monthly payments of $1,238. For the years ended December 31, 2000, 1999 and 1998, the Company incurred $14,856 for each year in rent expense for this facility. These amounts are included in research and development expense.

Effective March 10, 1998, the Company and George A. Kast, President and CEO, entered into a triple-net lease for a 36,740 square foot office building in Golden, Colorado, for the Company's expanding office space requirements. The lease required the Company to pay rent at a rate of $21,454 per month for the 34-month lease. Gross operating expenses for the building approximated $20,000 per month, of which Mr. Kast was personally responsible for the payment of approximately $5,000 per month, which has been paid by the Company. As of December 31, 1998, the Company has recorded a note receivable from Mr. Kast related to the operating costs of the facility for which Mr. Kast is responsible for $47,766. This note bears interest at 8% per annum and is due no later than September 30, 1999. The note was repaid in installments during 1999.

16.  BUILDING PURCHASE/LEASE

During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option to purchase the office building in which GWT's principal offices are located. On December 31, 1999, GWT and GK Holdings entered into a ten-year lease of the building, commencing January 1, 2000. The triple-net lease requires monthly rental payments of $53,538 per month. The Company believes that the terms of the lease are no less favorable to GWT than

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

comparable office space in the area of our offices. GWT subleases the garden level of the building for approximately $20,000 per month to unaffiliated entities at varying monthly rentals.

In November of 2000, Mr. Kast sold his ownership interest in the building to an unaffiliated entity.

17.  BUSINESS SEGMENT DATA

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

The Company's export sales were $9,498,094, $7,818,880 and $5,247,569 for the Fiscal years 2000, 1999 and 1998, respectively. The following schedule summarizes the segmentation of the international and domestic business segments.



                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2000, 1999 and 1998



                                               2000
                                               ----

                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $40,729,990   $9,498,094   $        --  $50,228,084
Costs                           41,820,626    7,244,674     4,950,375   54,015,675
Segment profit (loss)           (1,090,636)   2,253,420    (4,950,375)  (3,787,591)
Assets                          22,404,421    9,996,030     3,361,413   35,761,864

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000, 1999 and 1998

                                               1999
                                               ----

                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $60,134,087   $7,818,880   $       --   $67,952,967
Costs                           56,813,958    4,037,882    4,969,565    65,821,405
Segment profit (loss)            3,320,129    3,780,998   (4,969,565)    2,131,562
Assets                          17,994,559    5,711,489    1,557,882    25,263,930


                                               1998
                                               ----

                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $29,486,771   $5,247,569   $       --   $34,734,340
Costs                           23,247,579    4,568,558    4,994,985    32,811,122
Segment profit (loss)            6,239,192      679,011   (4,994,985)    1,923,218
Assets                          10,408,904    1,420,197    3,178,961    15,008,062




18.  CHANGE IN ACCOUNTING

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

                                                         1998
                                                         ----
     Pro-forma amounts assuming retroactive
     application of accounting change:
          Net income (loss)                            $981,669

          Basic income per share                         $0.200
                                                         ======

          Fully diluted income per share                 $0.200
                                                        =======