Form 10-Q
period 2001-03-31
GLOBAL WATER TECHNOLOGIES INC
filed 2001-05-03
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended     March 31, 2001
                                               -------------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER            0-30917
                      -------------------

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

                             Yes X   No
                                ---



Shares of Common Stock, $0.0006 par value, outstanding as of May 3, 2001:
5,990,048.
----------

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months ended
                                                  March 31, 2001 and 2000

          Consolidated Balance Sheet              As of March 31, 2001
                                                  and December 31, 2000

          Consolidated Statements of Cash Flows   Three months ended
                                                  March 31, 2001 and 2000

           Notes to Financial Statements          March 31, 2001 and 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended
                                                        ----------------------------------
                                                        March 31, 2001      March 31, 2000
                                                        --------------      --------------
Net revenues:
   United States                                         $ 13,734,466        $ 13,454,636
   International                                            3,122,089             790,718
                                                         ------------        ------------
          Total revenues                                   16,856,555          14,245,354
                                                         ------------        ------------

Costs and expenses:
   Cost of sales                                           15,569,332          12,217,495
   Selling, general and administrative                      1,206,289           2,147,090
   Research and development                                    11,033               4,025
                                                         ------------        ------------
          Total costs and expenses                         16,786,654          14,368,610
                                                         ------------        ------------

Operating income (loss)                                        69,901            (123,256)

Other income (expense):
   Interest expense, net                                      (46,394)           (114,170)
   Other, net                                                       -             (13,078)
                                                         ------------        ------------

Income (loss) before income taxes                              23,507            (250,504)

Income taxes (benefit)                                          8,500             (85,170)
                                                         ------------        ------------

Net income (loss) before preferred dividend                    15,007            (165,334)

Preferred stock dividend                                        3,000               5,000
                                                         ------------        ------------


Net income (loss) for common stockholders                $     12,007        $   (170,334)
                                                         ============        ============

Income (loss) per share:
   Basic weighted average shares outstanding                5,990,048           5,282,671

   Basic income (loss) per share available for common    $      0.002        $     (0.032)
                                                         ============        ============

   Fully diluted weighted average shares outstanding        5,990,048           5,282,671

   Fully diluted income (loss) per share                 $      0.002        $     (0.032)
                                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEET

                                                       March 31, 2001      December 31 2000
                                                        (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                             $    148,570        $    565,267
   Accounts receivable, net of allowance for doubtful
      accounts of $169,159 and $169,159, respectively      16,419,900          11,990,459
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                             18,255,400          16,455,824
   Other current assets                                     4,776,518           3,897,147
                                                         ------------        ------------
          Total current assets                             39,600,388          32,908,697
                                                         ------------        ------------

Other assets                                                2,637,004           2,853,167
                                                         ------------        ------------
                                                         $ 42,237,392        $ 35,761,864
                                                         ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                  $  4,480,637        $  4,484,367
   Accounts payable                                        26,814,991          22,173,378
   Other current liabilities                                6,798,461           4,933,961
                                                         ------------        ------------
          Total current liabilities                        38,094,089          31,591,706
                                                         ------------        ------------

Long-term debt                                                304,535             343,396
Other liabilities                                              62,147              62,148

Stockholders' equity:
   Preferred stock, $0.00001 par value, 20,000,000 shares
      authorized:
      - Series B; 1,000 shares authorized, 150 shares
        issued and outstanding; stated at
        redemption value of $1,000                            150,000             150,000
      - Series C; 876,341 shares authorized, issued
        and outstanding; no par; no redemption value                -                   -
   Common stock, $0.0006 par value; 13,333,333 shares
      authorized; 5,990,048 shares
      issued and outstanding                                    3,594               3,594
   Capital in excess of par value                           3,787,278           3,787,278
   Retained earnings                                         (164,251)           (176,258)
                                                         ------------        ------------
          Total stockholders' equity                        3,776,621           3,764,614
                                                         ------------        ------------
                                                         $ 42,237,392        $ 35,761,864
                                                         ============        ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Three Months Ended
                                                        ----------------------------------
                                                        March 31, 2001      March 31, 2000
                                                        --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $     12,007        $   (170,334)
   Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities:
      Depreciation                                             80,802              59,627
      Amortization                                              2,751               2,751

      (Increase) decrease in working capital:
        Trade accounts receivable                          (4,429,441)         (1,677,538)
        Other receivables                                    (826,815)            (65,041)
        Net costs in excess of billings and
         billings in excess of cost                           371,663          (2,672,139)
        Inventories                                           147,019             (83,598)
        Prepaid expenses                                     (199,575)            (84,035)
        Deposits                                               52,362                   -
        Accounts payable                                    4,641,612           3,022,327
        Income taxes                                          227,454             (89,819)
        Accrued liabilities                                  (264,193)           (129,590)
                                                         ------------        ------------
          Net cash (used) by operating
            activities                                       (184,354)         (1,887,389)
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in long term lease receivables                  (78,818)                  -
   Purchase of property and equipment                        (110,934)           (110,486)
                                                         ------------        ------------
          Net cash (used in) investing activities            (189,752)           (110,486)
                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change on the lines-of-credit                                -            (390,000)
   Proceeds from issuance of common stock                           -           1,801,038
   Repayments of debt                                         (42,591)            (51,614)
                                                         ------------        ------------
          Net cash provided (used) by
            financing activities                              (42,591)          1,359,424
                                                         ------------        ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (416,697)           (638,451)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                565,267             707,264
                                                         ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    148,570        $     68,813
                                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 2001 and 2000

1.   INTERIM FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2001, and the related consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited; in the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company's financial statements and notes included in Form 10-K for the year ended December 31, 2000.

2.   STOCK OPTIONS

On February 9, 2000, the Company issued 104,538 stock options to employees as part of the 1998 Stock Option Plan approved by the Company's shareholders at its 1998 annual meeting. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. The options can be exercised when vested, but no later than 5 years from the issuance date. As of March 31, 2001, 168,767 options from this and earlier grants remain outstanding.

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

The Company's export sales were $3,122,089 and $790,718 for the three months ended March 31, 2001 and 2000, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the three months ended March 31, 2001 and 2000.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                2001
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $13,734,466   $ 3,122,089    $         -   $16,856,555

Costs                  $12,838,907   $ 2,730,425    $ 1,217,322   $16,786,654

Segment profit         $   895,559   $   391,664    $(1,217,322)  $    69,901

Assets                 $34,810,081   $ 4,771,361    $ 2,655,950   $42,237,392


                                                2000
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $13,454,636   $   790,718    $         -   $14,245,354

Costs                  $11,531,513   $   685,982    $ 2,151,115   $14,368,610

Segment profit         $ 1,923,123   $   104,736    $(2,151,115)  $  (123,256)

Assets                 $24,430,172   $ 3,205,078    $ 1,331,033   $28,966,283


4.   NEW CONTRACTS AND BACKLOG

The Company has a backlog of $36,171,877 at March 31, 2001, compared to a backlog amount of $24,678,877 for the similar period ended in 2000 and a backlog of $34,258,116 at December 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.


5.  STOCKHOLDERS' EQUITY

Effective June 30, 2000, the Company underwent a 1-for-60 reverse split of its common shares. The number of authorized common shares was reduced from 800,000,000 to 13,333,333 and par value was increased from $0.00001 to $0.0006. Unless otherwise indicated, all share and per share amounts in these financial statements have been restated to reflect the split.

6.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company's policy is to hedge firm contracts with derivative instruments where appropriate and to selectively hedge anticipated contracts in the Company's ordinary course of business. As of March 31, 2001, the Company did not have any derivative instruments covered by FASB Statement No. 133.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

     Total revenues were derived from engineering, construction, retrofits, spare parts of cooling towers, Global Water Services projects and services from Applied Water Technologies' water treatment program. For the three month period ended March 31, 2001, total revenue increased 18.3% to $16,856,555 as compared to $14,245,354 for the three month period ended March 31, 2000. International revenues comprised 18.5% of total revenues in 2001 versus 5.6% in 2000.

     Contracts awarded ("bookings") during the three month period ended March 31, 2001 increased 3.8% from 2000. Backlog increased from $34,258,116 at December 31, 2000 to $36,171,877 at March 31, 2001.

     The Company's cost of sales increased 27.4% from $12,217,495 in 2000 to $15,569,332 in 2001. As a percentage of revenues, cost of sales increased from 85.9% in 2000 to 92.4% in 2001. This increase is mainly due to additional costs allocated to jobs from the general and administrative area. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses decreased 43.8% from $2,147,090 in 2000 to $1,206,289 in 2001. Total expenses prior to project allocations, are 7.6% lower than fourth quarter 2000 figures. As a percentage of revenues, these expenses decreased from 15.1% in 2000 to 7.2% in 2001. Management believes that already incurred personnel reductions along with other cost savings measures will continue to favorably impact future operating results.

     Research and development costs increased from $4,025 in 2000 to $11,033 in 2001. These costs include a portion of the Applied Water Technologies facility in Idaho.

     Operating income (loss), based on the explanations noted above, increased from a loss of ($123,256) in 2000 to income of $69,901 in 2001.

     Other income and expense primarily consisted of interest expense, which decreased from $114,170 in 2000 to $46,394 in 2001, due to the Company's various debt financings and income from overdue receivables. Income taxes (benefit) increased from a benefit of ($85,170) with an effective 34.0% tax rate in 2000 to a tax expense of $8,500 with an effective tax rate of 36.0% in 2001.

     Net income (loss) available to common stockholders increased from ($170,334) in the three month period ended March 31, 2000 to a net income of $12,007 in the similar period in 2001. This amount includes a preferred stock dividend of $5,000 in 2000 and $3,000 in 2001. Basic and fully diluted income (loss) per share was ($0.032) in the three month period ended March 31, 2000 and $0.002 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had working capital of $1,506,299 compared to working capital of $4,774,844 at March 31, 2000 and working capital of $1,316,991 at December 31, 2000. The primary reasons for the decrease from the previous year's quarter is the investment in long term receivables of $1,238,816 and the results from 2000 operations. The Company's cash flow provided by and used in its operating, investing and financing activities during the first three months of 2001 and 2000 are as follows:

                                            2001                2000
                                            ----                ----
Operating activities                  $  (184,354)        $(1,887,389)
Investing activities                     (189,752)           (110,486)
Financing activities                      (42,591)          1,359,424
                                      -----------         -----------
     Net (decrease) in cash
       and cash equivalents           $  (416,697)        $  (638,451)
                                      ===========         ===========

     The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume and contracted advanced payments from projects, the Company's operating activities will provide a cash increase during the remainder of the year. Management believes that its current debt facilities and/or possible capital market funding will be sufficient for its operational cash investment requirements during the next four quarters. However, capital requirements may inhibit the Company's future growth potential.

     At March 31, 2001, net costs in excess of billings and estimated earnings on uncompleted contracts were $13,495,410 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $12,336,243 at March 31, 2000 and $13,867,073 at December 31, 2000. This
net increase is primarily due to contracted payment terms, project delays and timing of billings. Management expects this net investment to decrease over the remainder of the year.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, software, vehicles and office equipment replacement.

     The Company has a line of credit with a commercial lender totaling $2,800,000 to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of March 31, 2001, $2,450,000 was outstanding on this line of credit. The line of credit is currently being renewed. The interest rate on the note is tiered as follows: 6.69% on the first $770,000 and 9.75% on the remaining portion.
In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,131 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $2,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and is in the process of being renewed. As of March 31, 2001, there was an outstanding balance of $1,855,988 on this line of credit.

     The Company has a term loan secured by the Small Business Administration with an outstanding balance at March 31, 2001 of $200,858. Scheduled principal payment on this note is $95,004 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at March 31, 2001 was $278,326 with scheduled principal payments over the next twelve months of $79,646 with interest rates ranging from 8.5% to 10.8%.

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

     (a) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL WATER TECHNOLOGIES, INC.


Date: May 3, 2001                  By: /s/ George A. Kast
                                      ------------------------------------
                                             George A. Kast
                                             Chief Executive Officer
                                             and Chairman of the Board



Date: May 3, 2001                  By: /s/ Martin Hout
                                      ------------------------------------
                                             Martin Hout
                                             Chief Financial Officer