Form 10-Q
period 2001-06-30
GLOBAL WATER TECHNOLOGIES INC
filed 2001-08-14
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended     June 30, 2001
                                               ------------------

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


                             Yes X   No
                                ---



Shares of Common Stock, $0.0006 par value, outstanding as of August 14, 2001: 6,190,048.
      ----------

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months and six
                                                  months ended June 30,
                                                  2001 and 2000

          Consolidated Balance Sheet              As of June 30, 2001 and
                                                  December 31, 2000

          Consolidated Statements of Cash Flows   Six months ended June
                                                  30, 2001 and 2000

          Notes to Financial Statements           June 30, 2001 and 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended
                                                        ---------------------------------
                                                        June 30, 2001       June 30, 2000
                                                        -------------       -------------
Net revenues:
   United States                                         $ 18,433,283        $ 13,672,635
   International                                            1,878,001             223,158
                                                         ------------        ------------
          Total revenues                                   20,311,284          13,895,793
                                                         ------------        ------------

Costs and expenses:
   Cost of sales                                           18,654,221          12,512,492
   Selling, general and administrative                      1,711,176           2,186,439
   Research and development                                   (10,145)             87,623
                                                         ------------        ------------
          Total costs and expenses                         20,355,252          14,786,554
                                                         ------------        ------------

Operating (loss)                                              (43,968)           (890,761)

Other income (expense):
   Interest expense, net                                     (146,328)            (84,780)
   Other, net                                                 (23,788)             14,278
                                                         ------------        ------------

(Loss) before income taxes                                   (214,084)           (961,263)

Income taxes (benefit)                                        (70,114)           (344,294)
                                                         ------------        ------------

Net (loss) before preferred dividend                         (143,970)           (616,969)

Preferred stock dividend                                        3,000               3,000
                                                         ------------        ------------


Net income (loss) for common stockholders                $   (146,970)       $   (619,969)
                                                         ============        ============

Income (loss) per share:
   Basic weighted average shares outstanding                5,990,048           5,989,913

   Basic income (loss) per share available for common    $     (0.025)       $     (0.104)
                                                         ============        ============

   Fully diluted weighted average shares outstanding        5,990,048           5,989,913

   Fully diluted income (loss) per share                 $     (0.025)       $     (0.104)
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Six Months Ended
                                                        ---------------------------------
                                                        June 30, 2001       June 30, 2000
                                                        -------------       -------------
Net revenue:
   United States                                         $ 32,167,749        $ 27,127,271
   International                                            5,000,090           1,013,876
                                                         ------------        ------------
          Total revenues                                   37,167,839          28,141,147
                                                         ------------        ------------

Costs and expenses:
   Cost of sales                                           34,223,553          24,729,987
   Selling, general and administrative                      2,917,465           4,333,529
   Research and development                                       888              91,648
                                                         ------------        ------------
          Total costs and expenses                         37,141,906          29,155,164
                                                         ------------        ------------

Operating income (loss)                                        25,933          (1,014,017)

Other income (expense):
   Interest expense, net                                     (192,722)           (198,950)
   Other, net                                                 (23,788)              1,200
                                                         ------------        ------------

(Loss) before income taxes                                   (190,577)         (1,211,767)

Income taxes (benefit)                                        (61,614)           (429,464)
                                                         ------------        ------------

Net income (loss) before preferred dividend                  (128,963)           (782,303)

Preferred stock dividend                                        6,000               8,000
                                                         ------------        ------------

Net income (loss) available for common stockholders      $   (134,963)       $   (790,303)
                                                         ============        ============

Income (loss) per share:
   Basic weighted average shares outstanding                5,990,048           5,636,292
   Basic income (loss) per share                         $     (0.023)       $     (0.140)
                                                         ============        ============

   Fully diluted weighted average shares outstanding        5,990,048           5,636,292
   Fully diluted income (loss) per share                 $     (0.023)       $     (0.140)
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEET


                                                        June 30, 2001       December 31, 2000
                                                         (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                             $    499,251        $    565,267
   Accounts receivable, net of allowance for doubtful
      accounts of $116,637 and $169,159, respectively      17,351,207          11,990,459
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                             16,814,636          16,455,824
   Other current assets                                     5,702,270           3,897,147
                                                         ------------        ------------
          Total current assets                             40,367,364          32,908,697
                                                         ------------        ------------

Other assets                                                1,429,899           2,853,167
                                                         ------------        ------------
                                                         $ 41,797,263        $ 35,761,864
                                                         ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                  $  2,689,379        $  4,484,367
   Accounts payable                                        30,996,548          22,173,378
   Other current liabilities                                4,158,893           4,933,961
                                                         ------------        ------------
          Total current liabilities                        37,844,820          31,591,706
                                                         ------------        ------------

Long-term debt                                                260,644             343,396
Other liabilities                                              62,148              62,148

Stockholders' equity:
   Preferred stock, $0.00001 par value, 20,000,000 shares
      authorized:
      - Series B; 1,000 shares authorized, 150 shares
        issued and outstanding; stated at
        redemption value of $1,000                            150,000             150,000
      - Series C; 876,341 shares authorized, issued
        and outstanding; no par; no redemption value                -                   -
   Common stock, $0.0006 par value; 25,000,000 and
      13,333,333 shares authorized respectively;
      5,990,048 shares issued and outstanding                   3,594               3,594
   Capital in excess of par value                           3,787,278           3,787,278
   Retained earnings (deficit)                               (311,221)           (176,258)
                                                         ------------        ------------
          Total stockholders' equity                        3,629,651           3,764,614
                                                         ------------        ------------
                                                         $ 41,797,263        $ 35,761,864
                                                         ============        ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                        ---------------------------------
                                                        June 30, 2001       June 30, 2000
                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                             $   (134,963)       $   (790,303)
  Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
    Depreciation                                              180,463             115,545
    Amortization                                                5,502               5,259
    Deferred income taxes                                           -             (32,150)

    (Increase) decrease in working capital:
      Trade accounts receivable                            (5,360,748)            199,740
      Other receivables                                      (325,917)            (31,769)
      Net costs in excess of billings and
       billings in excess of cost                            (328,991)         (5,769,640)
      Inventories                                             204,130            (338,669)
      Prepaid expenses                                       (188,074)           (200,974)
      Deposits                                                 52,362              (1,930)
      Accounts payable                                      8,823,169           5,370,942
      Income taxes                                           (126,839)           (441,006)
      Accrued liabilities                                    (743,311)           (421,726)
                                                         ------------        ------------
          Net cash (used) provided by
          operating activities                              2,056,783          (2,336,681)
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (245,058)           (403,517)
                                                         ------------        ------------
      Net cash (used in) investing activities                (245,058)           (403,517)
                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change on the lines-of-credit                        (1,800,000)           (214,836)
  Proceeds from issuance of common stock                            -           2,283,481
  Redemption of preferred stock                                     -            (100,000)
  Proceeds from issuance of debt                                    -             245,373
  Repayments of debt                                          (77,741)            (83,232)
                                                         ------------        ------------
          Net cash provided (used) by
           financing activities                            (1,877,741)          2,130,786
                                                         ------------        ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (66,016)           (609,412)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                565,267             707,264
                                                         ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    499,251        $     97,852
                                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         June 30, 2001 and 2000

1.  INTERIM FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2001, and the related consolidated statements of operations for the six and three months ended June 30, 2001 and 2000, and the statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited; in the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company's financial statements and notes included in Form 10-K for the year ended
December 31, 2000.

2.  STOCK OPTIONS

On February 9, 2000, the Company issued 104,538 stock options to employees as part of the 1998 Stock Option Plan approved by the Company's shareholders at its 1998 annual meeting. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. The options can be exercised when vested, but no later than 5 years from the issuance date. Additionally, 79,000 options were granted at various dates during the second quarter to employees, board members and consultants. As of June 30, 2001, 230,068 options from these and earlier grants remain outstanding.

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

The Company's export sales were $5,000,090 and $1,013,876 for the six months ended June 30, 2001 and 2000, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the three months ended June 30, 2001 and 2000.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                2001
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $32,167,749   $ 5,000,090    $         -   $37,167,839

Costs                  $29,664,954   $ 4,558,599    $ 2,918,353   $37,141,906

Segment profit (loss)  $ 2,502,795   $   441,491    $(2,918,353)  $    25,933

Assets                 $32,253,379   $ 7,817,783    $ 1,726,101   $41,797,263

                                                2000
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $27,127,271   $ 1,013,876    $         -   $28,141,147

Costs                  $23,878,331   $   851,656    $ 4,425,177   $29,155,164

Segment profit (loss)  $ 3,248,940   $   162,220    $(4,425,177)  $(1,014,017)

Assets                 $25,417,080   $ 3,656,171    $ 1,553,173   $30,626,424



4.  NEW CONTRACTS AND BACKLOG

The Company has a backlog of $59,286,230 at June 30, 2001, compared to a backlog amount of $16,876,473 for the similar period ended in 2000 and a backlog of $34,258,116 at December 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.

5.  STOCKHOLDERS' EQUITY

Effective June 30, 2000, the Company underwent a 1-for-60 reverse split of its common shares. The number of authorized common shares was reduced from 800,000,000 to 13,333,333 and par value was increased from $0.00001 to $0.0006. Unless otherwise indicated, all share and per share amounts in these financial statements have been restated to reflect the split. At the Company's annual shareholder meeting held on June 27, 2001, the shareholders approved an increase in the authorized common shares to 25,000,000.


6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company's policy is to hedge firm contracts with derivative instruments where appropriate and to selectively hedge anticipated contracts in the Company's ordinary course of business. As of June 30, 2001, the Company did not have any derivative instruments covered by FASB Statement No. 133.

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2000

     Total revenues were derived from engineering, construction, retrofits, spare parts of cooling towers, Global Water Services projects and services from Applied Water Technologies' water treatment program. For the three month period ended June 30, 2001, total revenue increased 46.2% to $20,311,284 as compared to $13,895,793 for the three month period ended June 30, 2000. International revenues comprised 9.2% of total revenues in 2001 versus 1.6% in 2000.

     Contracts awarded ("bookings") during the three month period ended June 30, 2001 increased 615.1% from the similar period in 2000. Backlog increased from $34,258,116 at December 31, 2000 to $59,286,230 at June 30,
2001.

     The Company's cost of sales increased 49.1% from $12,512,492 in 2000 to $18,654,221 in 2001. As a percentage of revenues, cost of sales increased from 90.0% in 2000 to 91.8% in 2001. This increase is mainly due to additional costs allocated to jobs from the general and administrative area. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses decreased 21.7% from $2,186,439 in 2000 to $1,711,176 in 2001. As a percentage of revenues, these expenses decreased from 15.7% in 2000 to 8.4% in 2001. Management believes that already incurred personnel reductions along with other cost savings measures will continue to favorably impact future operating results.

     Research and development costs decreased from $87,623 in 2000 to $(10,145) in 2001. These costs include a portion of the Applied Water Technologies facility in Idaho and a reclassification to selling expenses from quarter one of 2001.

     Operating loss, based on the explanations noted above, improved from a loss of $890,761 in 2000 to a loss of $43,968 in 2001.

     Other income and expense primarily consisted of interest expense, which increased from $84,780 in 2000 to $146,328 in 2001. This was mainly due to the Company's various debt financings and offset by income from overdue receivables in 2000. Income taxes (benefit) changed from a benefit of ($344,294) with an effective 34.0% tax rate in 2000 to a tax (benefit) of ($70,114) with an effective tax rate of 34.0% in 2001.

     Net (loss) available to common stockholders improved from ($619,969) in the three month period ended June 30, 2000 to a net (loss) of $(146,970) in the similar period in 2001. This amount includes a preferred stock dividend of $3,000 in 2000 and $3,000 in 2001. Basic and fully diluted income (loss) per share was ($0.025) in the three month period ended June 30, 2001 and ($0.104) in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Total revenues were derived from engineering, construction, retrofits and spare parts of cooling towers. For the six month period ended June 30, 2001, total tower revenue increased 32.1% to $37,167,839 as compared to $28,141,147 for the six month period ended June 30, 2000. International revenues comprised 13.5% of total revenues in 2001 versus 3.6% in 2000.

     Contracts awarded ("bookings") during the six month period ended June 30, 2001 increased 157.9% to $62,344,505 from $24,171,512 in 2000. The increase in bookings awarded is due to significant multiple project awards in 2001.

     The Company's cost of sales increased 38.4% from $24,729,987 in 2000 to $34,223,553 in 2001. As a percentage of revenues, cost of sales increased from 87.9% in 2000 to 92.1% in 2001. The absolute increase in cost of sales resulted primarily from a 32.1% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses decreased 32.7% from $4,333,529 in 2000 to $2,917,465 in 2001 as the Company continues to enjoy benefits from planned cost reductions. As a percentage of revenues, these expenses decreased from 15.4% in 2000 to 7.8% in 2001. Management believes that the planned cost reductions in corporate expenses will continue to have a positive impact on future periods.

     Research and development costs decreased to $888 in 2001 from $91,648 in 2000. During the second quarter of 2000, the Company incurred costs related to the Factory Mutual Research certification awarded in 2000. This certification allows customers to forego sprinkler system installations and may result in lower capital and operating costs for the Company's product.

     Operating income (loss), based on the explanations noted above, increased from a (loss) of ($1,014,017) in 2000 to an operating income of $25,933 in 2001.

     Other income and expense primarily consisted of interest expense. Income taxes (benefit) changed from a benefit of ($429,464) with an effective 35.4% tax rate in 2000 to a tax (benefit) of ($61,614) with an effective tax rate of 32.3% in 2001.

     Net income (loss) available for common stockholders was ($790,303) in the six month period ended June 30, 2000 compared to a net loss of ($134,963) in the similar period in 2001. Basic and fully diluted income
(loss) per share was ($0.140) in the six month period ended June 30, 2000. Basic and fully diluted income per share was ($0.023) in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had working capital of $2,522,544 compared to working capital of $4,468,894 at June 30, 2000 and working capital of $1,316,991 at December 31, 2000. The primary reasons for the decrease from the previous year's amount is the results from 2000 operations. The Company's cash flow provided by and used in its operating, investing and financing activities during the first six months of 2001 and 2000 are as follows:
                                    2001                 2000
                                    ----                 ----
Operating activities            $ 2,056,783          $(2,336,681)
Investing activities               (245,058)            (403,517)
Financing activities             (1,877,741)           2,130,786
                                -----------          -----------
     Net (decrease) in cash
        and cash equivalents    $   (66,016)         $  (609,412)
                                ===========          ===========

     The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume and contracted payments from projects, the Company's operating activities will provide a cash increase during the remainder of the year. Management believes that its current debt facilities and/or possible capital market funding will be sufficient for its operational cash investment requirements during the next four quarters. However, capital requirements may inhibit the Company's future growth potential.

     At June 30, 2001, net costs in excess of billings and estimated earnings on uncompleted contracts were $14,196,064 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $15,433,744 at June 30, 2000 and $13,867,073 at December 31, 2000. This
net increase is primarily due to contracted payment terms, project delays and timing of billings. Management expects this net investment to decrease over the remainder of the year.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, software, vehicles and office equipment replacement.

     The Company has a line of credit with a commercial lender totaling $2,800,000 to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of June 30, 2001, $800,000 was outstanding on this line of credit. The line of credit was renewed on April 30, 2001 and matures on April 30, 2002. The interest rate on the note is tiered as follows: 5.14% on the first $822,000 and 8.0% on the remaining portion. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,643 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $2,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and was also renewed on April 30, 2001 and matures on April 30, 2002. As of June 30, 2001, there was an outstanding balance of $1,705,988 on this line of credit.

     The Company has a term loan secured by the Small Business Administration with an outstanding balance at June 30, 2001 of $185,024. Scheduled principal payment on this note is $95,004 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at June 30, 2001 was $258,451 with scheduled principal payments over the next twelve months of $88,387 with interest rates ranging from 8.5% to 10.8%.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rate and foreign exchange rate risk as discussed below.

     Interest Rate Risk. We have current debt outstanding under a line of credit and term loans of $2,950,023 at June 30, 2001. The credit facility bears interest at 1% above prime and $2.5 million will mature and be due in April of 2002. If we are required to obtain a replacement line of credit at higher interest rates, a change in rates of 1% would effect our estimated annual interest expense by approximately $25,000 on the amount of borrowings outstanding under our credit lines at June 30, 2001.

     Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments or contract prices for work performed for our foreign customers. We are at risk that the exchange rate may fluctuate in a way that impacts the revenues that we are entitled to receive from a particular customer and the costs incurred in the local currency. As of June 30, 2001, the currency creating foreign risk for us is the Canadian dollar but is immaterial to our current operations at the June 30, 2001 amounts.

                       PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

     PSI filed a lawsuit on December 29, 2000 against Consorcio Azucarero Escorpion S.A. de CV (hereinafter CAZE) alleging breach of contract in the engineering and supply of cooling towers to CAZE. The complaint has been served and CAZE has sought to remove the proceeding to Federal District Court for the District of Colorado. The parties are still in settlement discussions. PSI seeks in excess of $4,000,000 from CAZE and to date has not allowed the finished manufactured product to be exported to Mexico by CAZE.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company was held on June 27 2001 at 10:00 a.m. at the Company's principal offices in Golden, Colorado. A total of 5,736,778 shares of Common Stock, which was 95.7% of the shares outstanding on May 25, 2001, were represented at the meeting, either in person or by proxy. The proposals submitted to the shareholders was the election of the Company's Board of Directors and an increase to the authorized shares of common stock to 25,000,000.

     The following directors were elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified:

          NOMINEE                    FOR            WITHHELD
          -------                    ---            --------

          George A. Kast             5,733,393        3,385
          Gary L. Brown              5,733,668        3,110
          Michael A. Kast            5,659,394       77,384
          Robert L. Koch             5,659,765       77,013
          Damian C. Georgino         5,733,601        3,177
          G. Edward Powell           5,733,669        3,109

     The shareholders approved of the increase in authorized shares of common stock to 25,000,000 with the following results:

                 FOR            AGAINST           ABSTAIN

             5,695,740          22,467             18,571
               99.3%             0.3%               0.4%

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          3.8 Certificate of Amendment to the Certificate of Incorporation of Global Water Technologies, Inc., filed with the Secretary of State of the State of Delaware on August 7, 2001.

     (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2001.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL WATER TECHNOLOGIES, INC.


Date: August 14, 2001              By: /s/ George A. Kast
                                      ------------------------------------
                                             George A. Kast
                                             Chief Executive Officer
                                             and Chairman of the Board



Date: August 14, 2001              By: /s/ Martin Hout
                                      ------------------------------------
                                             Martin Hout
                                             Chief Financial Officer