Form 10-Q
period 2001-09-30
GLOBAL WATER TECHNOLOGIES INC
filed 2001-11-14
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended   September 30, 2001
                                               ---------------------

[ ] Transition report under Section 13 or 15(d) of the exchange act of 1934 for the transition period from ______________ to ______________

COMMISSION FILE NUMBER         0-30917
                       ---------------

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


                             Yes X   No
                                ---


Shares of Common Stock, $0.0006 par value, outstanding as of November 10, 2001: 6,190,048.
      ----------

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months and nine
                                                  months ended September
                                                  30, 2001 and 2000

          Consolidated Balance Sheet              As of September 30,
                                                  2001 and December 31,
                                                  2000

          Consolidated Statements of Cash Flows   Nine months ended
                                                  September 30, 2001 and
                                                  2000

          Notes to Financial Statements           September 30, 2001 and
                                                  2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended
                                                        ---------------------------------
                                                     September 30, 2001   September 30, 2000
                                                     ------------------   ------------------
Net revenues:
  United States                                          $ 17,753,683        $  6,046,512
  International                                               331,363           2,698,066
                                                         ------------        ------------
          Total revenues                                   18,085,046           8,744,578
                                                         ------------        ------------

Costs and expenses:
  Cost of sales                                            16,371,848           8,293,771
  Selling, general and administrative                       1,387,284           1,639,108
  Research and development                                      2,687               9,288
                                                         ------------        ------------
          Total costs and expenses                         17,761,819           9,942,167
                                                         ------------        ------------

Operating income (loss)                                       323,227          (1,197,589)

Other income (expense):
  Interest expense, net                                       (75,893)            (81,468)
  Other, net                                                   (6,369)             35,749
                                                         ------------        ------------

Income (loss) before income taxes                             240,965          (1,243,308)

Income taxes (benefit)                                         79,928            (354,342)
                                                         ------------        ------------

Net income (loss) before preferred dividend                   161,037            (888,966)

Preferred stock dividend                                        3,000               3,000
                                                         ------------        ------------


Net income (loss) for common stockholders                $    158,037        $   (891,966)
                                                         ============        ============

Income (loss) per share:
  Basic weighted average shares outstanding                 6,156,714           5,990,048

  Basic income (loss) per share available for common     $      0.026        $     (0.149)
                                                         ============        ============

  Fully diluted weighted average shares outstanding         6,187,656           5,990,048

  Fully diluted income (loss) per share                  $      0.026        $     (0.149)
                                                         ============        ============



The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Nine Months Ended
                                                        ---------------------------------
                                                     September 30, 2001   September 30, 2000
                                                     ------------------   ------------------

Net revenue:
  United States                                          $ 49,921,432        $ 33,173,783
  International                                             5,331,453           3,711,942
                                                         ------------        ------------
          Total revenues                                   55,252,885          36,885,725
                                                         ------------        ------------

Costs and expenses:
  Cost of sales                                            50,595,401          33,023,758
  Selling, general and administrative                       4,304,749           5,972,637
  Research and development                                      3,575             100,936
                                                         ------------        ------------
          Total costs and expenses                         54,903,725          39,097,331
                                                         ------------        ------------

Operating income (loss)                                       349,160          (2,211,606)

Other income (expense):
  Interest expense, net                                      (268,615)           (280,418)
  Other, net                                                  (30,157)             36,949
                                                         ------------        ------------

Income (loss) before income taxes                              50,388          (2,455,075)

Income taxes (benefit)                                         18,314            (783,806)
                                                         ------------        ------------

Net income (loss) before preferred dividend                    32,074          (1,671,269)

Preferred stock dividend                                        9,000              11,000
                                                         ------------        ------------

Net income (loss) available for common stockholders      $     23,074        $ (1,682,269)
                                                         ============        ============

Income (loss) per share:
  Basic weighted average shares outstanding                 6,027,548           5,751,382
  Basic income (loss) per share                          $      0.004        $     (0.292)
                                                         ============        ============

  Fully diluted weighted average shares outstanding         6,052,372           5,751,382
  Fully diluted income (loss) per share                  $      0.004        $     (0.292)
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEET


                                                      September 30, 2001   December 31, 2000
                                                         (Unaudited)


ASSETS
------
Current assets:
  Cash and cash equivalents                              $    404,527        $    565,267
  Accounts receivable, net of allowance for doubtful
    accounts of $161,637 and $219,159, respectively        17,494,484          11,990,459
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                               21,311,764          16,455,824
  Other current assets                                      5,643,539           3,897,147
                                                         ------------        ------------
          Total current assets                             44,854,314          32,908,697
                                                         ------------        ------------

Other assets                                                1,427,885           2,853,167
                                                         ------------        ------------
                                                         $ 46,282,199        $ 35,761,864
                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt                   $  4,182,769        $  4,484,367
  Accounts payable                                         33,046,544          22,173,378
  Other current liabilities                                 4,729,837           4,933,961
                                                         ------------        ------------
          Total current liabilities                        41,959,150          31,591,706
                                                         ------------        ------------

Long-term debt                                                223,713             343,396
Other liabilities                                              62,148              62,148

Stockholders' equity:
  Preferred stock, $0.00001 par value, 20,000,000 shares
    authorized:
    - Series B; 1,000 shares authorized, 150 shares
      issued and outstanding; stated at
      redemption value of $1,000                              150,000             150,000
    - Series C; 876,341 shares authorized, issued
      and outstanding; no par; no redemption value                  -                   -
  Common stock, $0.0006 par value; 25,000,000 and
    13,333,333 shares authorized respectively;
    6,190,048 and 5,990,048 shares issued and
    outstanding respectively                                    3,714               3,594
  Capital in excess of par value                            4,036,658           3,787,278
  Retained earnings (deficit)                                (153,184)           (176,258)
                                                         ------------        ------------
          Total stockholders' equity                        4,037,188           3,764,614
                                                         ------------        ------------
                                                         $ 46,282,199        $ 35,761,864
                                                         ============        ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months Ended
                                                        ---------------------------------
                                                     September 30, 2001   September 30, 2000
                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $     23,074        $ (1,682,269)
  Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
    Depreciation                                              261,265             185,383
    Amortization                                                8,253               8,010

    (Increase) decrease in working capital:
      Trade accounts receivable                            (5,504,024)            462,079
      Other receivables                                     1,325,861            (167,298)
      Net costs in excess of billings and
        billings in excess of cost                         (3,042,088)         (5,567,493)
      Inventories                                          (1,139,137)           (320,976)
      Prepaid expenses                                       (289,577)           (989,796)
      Deposits                                                 52,362              (1,930)
      Accounts payable                                      9,528,276           6,187,912
      Income taxes                                            (87,437)           (837,146)
      Accrued liabilities                                    (479,096)           (260,627)
                                                         ------------        ------------
          Net cash (used) provided by
          operating activities                                657,732          (2,984,151)
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Private placement expenditures                              (40,000)                  -
  Purchase of property and equipment                         (357,191)           (592,789)
                                                         ------------        ------------
    Net cash (used in) investing activities                  (397,191)           (592,789)
                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change on the lines-of-credit                          (300,000)            525,988
  Proceeds from issuance of common stock                            -           2,283,481
  Redemption of preferred stock                                     -            (100,000)
  Proceeds from issuance of debt                                    -             255,043
  Repayments of debt                                         (121,281)            (72,933)
                                                         ------------        ------------
          Net cash provided (used) by
           financing activities                              (421,281)          2,891,579
                                                         ------------        ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (160,740)           (685,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                565,267             707,264
                                                         ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    404,527        $     21,903
                                                         ============        ============

The above amounts exclude the impact of the issuance of stock for services.

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 2001 and 2000

1.   INTERIM FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2001, and the related consolidated statements of operations for the nine and three months ended September 30, 2001 and 2000, and the statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited; in the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company's financial statements and notes included in Form 10-K for the year ended December 31, 2000.

2.   STOCK OPTIONS

On February 9, 2000, the Company issued 104,538 stock options to employees as part of the 1998 Stock Option Plan approved by the Company's shareholders at its 1998 annual meeting. The options vest to employees on a schedule of 20% immediately and 20% over each of the next four years. The options can be exercised when vested, but no later than 5 years from the issuance date. Additionally, 87,000 options were granted at various dates during the second and third quarters to employees and board members. As of September 30, 2001, 238,271 options from these and earlier grants remain outstanding.

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

3.   BUSINESS SEGMENT DATA

The Company's primary business is the design, sale, manufacture and building of new industrial water cooling towers and in retrofitting existing industrial water cooling towers and cooling tower components for both the international and domestic markets. All of its operations are based within the United States. Based on risks, financial resources, profitability and internal resources consumed, management has determined that the most relevant segment information is international and domestic transactions.

The Company's export sales were $5,331,453 and $3,711,942 for the nine months ended September 30, 2001 and 2000, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the nine months ended September 30, 2001 and 2000.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
          For the nine months ended September 30, 2001 and 2000

                                                2001
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $49,921,432   $ 5,331,453    $         -   $55,252,885

Costs                  $45,705,439   $ 4,889,962    $ 4,308,324   $54,903,725

Segment profit (loss)  $ 4,215,993   $   441,491    $(4,308,324)  $   349,160

Assets                 $36,775,476   $ 8,002,252    $ 1,504,471   $46,282,199


                                                2000
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----
Revenues               $33,173,783   $ 3,711,942    $         -   $36,885,725

Costs                  $29,714,556   $ 3,309,202    $ 6,073,573   $39,097,331

Segment profit (loss)  $ 3,459,227   $   402,740    $(6,073,573)  $(2,211,606)

Assets                 $25,561,668   $ 3,834,532    $ 1,470,715   $30,866,915



4.   NEW CONTRACTS AND BACKLOG

The Company has a backlog of $83,336,751 at September 30, 2001, compared to a backlog amount of $29,867,104 for the similar period ended in 2000 and a backlog of $34,258,116 at December 31, 2000. Backlog represents the amount of revenue the Company expects to realize from existing uncompleted contracts, which will be recognized in future reporting periods.

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

On July 15, 2001, the Company issued 200,000 shares to a public relations firm in exchange for services to be rendered over a two year period. The value of the stock issued is being amortized to income over the life of the contract.

6.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company's policy is to hedge firm contracts with derivative instruments where appropriate and to selectively hedge anticipated contracts in the Company's ordinary course of business. As of September 30, 2001, the Company did not have any derivative instruments covered by FASB Statement No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Global Water Technologies, Inc., primarily through its wholly owned subsidiary, Psychrometric Systems, Inc., is in the business of designing, selling, manufacturing and building industrial water cooling towers, repairs and maintenance in the retrofit of existing industrial cooling towers and water cooling tower components for these and similar facilities. The Company markets its products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel, Inc. and other large corporations around the world.

     The Company derives revenue primarily from the following sources: new water cooling tower sales, retrofits to existing water cooling towers and spare parts and supplies to existing cooling tower customers. The Company custom designs and constructs wooden, fiberglass and concrete towers for its customer base worldwide.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenues were derived from Psychrometric Systems' products, and services from Applied Water Technologies' water treatment program. For the three month period ended September 30, 2001, total revenue increased 106.8% to $18,085,046 as compared to $8,744,578 for the three month period ended September 30, 2000. International revenues comprised 1.8% of total revenues in 2001 versus 30.9% in 2000.

     Contracts awarded ("bookings") during the three month period ended September 30, 2001 increased 95.2% from the similar period in 2000. Backlog increased from $34,258,116 at December 31, 2000 to $83,336,751 at
September 30, 2001.

     The Company's cost of sales increased 97.4% from $8,293,771 in 2000 to $16,371,848 in 2001. As a percentage of revenues, cost of sales decreased from 94.8% in 2000 to 90.5% in 2001. This decrease is mainly due to improved job efficiencies and profitability, as well as improving market conditions. Due to significant competition, there may continue to be constraints on profit margins in the future.

     Selling, general and administrative expenses decreased 15.4% from $1,639,108 in 2000 to $1,387,284 in 2001. As a percentage of revenues, these expenses decreased from 18.7% in 2000 to 7.7% in 2001. Management believes that cost containment programs previously implemented, along with other cost savings measures, will continue to favorably impact future operating results.

     Research and development costs decreased from $9,288 in 2000 to $2,687 in 2001.

     Operating income (loss), based on the explanations noted above, improved from a loss of $(1,197,589) in 2000 to an income of $323,227 in 2001.

     Other income and expense consisted primarily of interest expense, which decreased from $81,468 in 2000 to $75,893 in 2001. This was mainly due to the Company's various debt financings and lower interest rates in 2001. Other income (loss) was due to losses on Canadian foreign currency receipts of ($6,369) in 2001 compared to income of $35,749 in other income in 2000. Income taxes (benefit) changed from a benefit of ($354,342) with an effective 28.5% tax rate in 2000 to a tax expense of $79,928 with an effective tax rate of 33.2% in 2001.

     Net income (loss) available to common stockholders improved from a loss of ($891,966) in the three month period ended September 30, 2000 to a net income of $158,037 in the similar period in 2001. This amount includes a preferred stock dividend of $3,000 in 2000 and $3,000 in 2001. Basic and fully diluted income (loss) per share was $0.026 in the three month period ended September 30, 2001 and ($0.149) in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     For the nine month period ended September 30, 2001, total revenue increased 49.8% to $55,252,885 as compared to $36,885,725 for the nine month period ended September 30, 2000. International revenues comprised 9.6% of total revenues in 2001 versus 10.1% in 2000.

     Contracts awarded ("bookings") during the nine month period ended September 30, 2001 increased 128.2% to $104,769,303 from $45,906,721 in
2000. The increase in bookings awarded is due to significant multiple project awards in 2001 and a favorable industry environment.

     The Company's cost of sales increased 53.2% from $33,023,758 in 2000 to $50,595,401 in 2001. As a percentage of revenues, cost of sales increased from 89.5% in 2000 to 91.5% in 2001. The absolute increase in cost of sales resulted primarily from a 49.8% increase in corresponding revenues. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses decreased 27.9% from $5,972,637 in 2000 to $4,304,749 in 2001 as the Company continues to enjoy benefits from implementation of cost control programs. As a percentage of revenues, these expenses decreased from 16.2% in 2000 to 7.8% in 2001. Management believes that the continued implementation of cost control programs will have a positive impact on future periods.

     Research and development costs decreased to $3,575 in 2001 from $100,936 in 2000. During the second and third quarters of 2000, the Company incurred costs related to the Factory Mutual Research certification awarded in 2000. This certification allows customers to forego sprinkler system installations and may result in lower capital and operating costs for the Company's product.

     Operating income (loss), based on the explanations noted above, increased from a (loss) of ($2,211,606) in 2000 to an operating income of $349,160 in 2001.

     Other income and expense primarily consisted of interest expense. Net interest expense declined from $280,418 in 2000 to $268,615 in 2001, a decrease of 4.2%. Other income (expense) declined from an income of $36,949 in 2000 to an expense of ($30,157) in 2001. Income taxes (benefit) changed from a benefit of ($783,806) with an effective 31.9% tax rate in 2000 to a tax expense of $18,314 with an effective tax rate of 36.3% in 2001.

     Net income (loss) available for common stockholders was ($1,682,269) in the nine month period ended September 30, 2000 compared to a net income of $23,074 in the similar period in 2001. Basic and fully diluted income
(loss) per share was ($0.140) in the nine month period ended September 30, 2000. Basic and fully diluted income per share was $0.004 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had working capital of $2,895,164 compared to working capital of $2,879,988 at September 30, 2000 and working capital of $1,316,991 at December 31, 2000. The Company's cash flow provided by and used in its operating, investing and financing activities during the first nine months of 2001 and 2000 are as follows:

                                    2001                 2000
                                    ----                 ----

Operating activities            $   657,732          $(2,984,151)
Investing activities               (397,191)            (592,789)
Financing activities               (421,281)           2,891,579
                                -----------          -----------
     Net (decrease) in cash
       and cash equivalents     $  (160,740)         $  (685,361)
                                ===========          ===========

     The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume and contracted payments from projects, the Company's operating activities will provide a cash increase during the remainder of the year. Management believes that its current debt facilities and/or possible capital market funding will be sufficient for its operational cash investment requirements during the next four quarters. However, if additional capital is not secured, the Company's future growth potential may be inhibited.

     At September 30, 2001, net costs in excess of billings and estimated earnings on uncompleted contracts were $16,909,161 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $15,433,744 at September 30, 2000 and $13,867,073 at December 31, 2000.
This net increase is primarily due to contracted payment terms, project delays and timing of billings. Management expects this net investment to decrease by the end of the year.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, software, vehicles and office equipment replacement.

     The Company has a line of credit with a commercial lender totaling $2,800,000 to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of September 30, 2001, $2,300,000 was outstanding on this line of credit. The line of credit was renewed on April 30, 2001 and matures on April 30, 2002. The interest rate on the note is tiered as follows: 5.14% on the first $822,000 and 7.0% on the remaining portion. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,643 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $2,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and was also renewed on April 30, 2001 and matures on April 30, 2002. As of September 30, 2001, there was an outstanding balance of $1,705,988 on this line of credit.

     The Company has a term loan secured by the Small Business Administration with an outstanding balance at September 30, 2001 of $161,273. Scheduled principal payment on this note is $95,004 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at September 30, 2001 was $239,222 with scheduled principal payments over the next twelve months of $88,387 with interest rates ranging from 8.5% to 10.8%.

     Management believes that the Company will have sufficient capital resources to fund its capital requirements in its ordinary course of business for at least the next four quarters for continuing operations. The Company believes that its plan to secure additional capital from outside funding sources will enable it to continue to have sufficient capital for continuing operations beyond the next four quarters. However, no assurances can be made that additional capital can be secured under favorable terms. No assurance can be made that the Company will have sufficient working capital to continue its requirements for continuing operations beyond the next four quarters.


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

     Interest Rate Risk. We have current debt outstanding under a line of credit and term loans of $4,182,769 at September 30, 2001. The credit facility bears interest at 1% above prime and $3.9 million will mature and be due in April of 2002. If we are required to obtain a replacement line of credit at higher interest rates, a change in rates of 1% would effect our estimated annual interest expense by approximately $25,000 on the amount of borrowings outstanding under our credit lines at September 30, 2001.

     Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments or contract prices for work performed for our foreign customers. We are at risk that the exchange rate may fluctuate in a way that impacts the revenues that we are entitled to receive from a particular customer and the costs incurred in the local currency. As of September 30, 2001, the currency creating foreign risk for us is the Canadian dollar but is immaterial to our current operations at the September 30, 2001 amounts.

                       PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     A subsidiary, Psychrometric Systems, Inc. ("PSI") is a defendant in a lawsuit filed by a subcontractor in the Commonwealth Courts of Puerto Rico alleging breach of contract emanating from a project PSI performed for the Puerto Rico Electric Power Authority. The suit seeks damages in the amount of $450,000. PSI has denied the allegations of the plaintiff and has filed a counterclaim against the plaintiff in the amount of $950,000 associated with the cost of completion of the project after the plaintiff defaulted and was terminated for cause under its contract with PSI. PSI has also filed suit against the subcontractor's bonding company for the recovery of its damages associated with the costs of completing the subcontractor's work on the project. The subcontractor has sought leave to amend its claim against PSI for damages in the approximate amount of $1,200,000. The court has not granted the subcontractors motion for leave to amend and issued a show cause order to the subcontractor concerning its motion. To date, no trial date has been set and discovery is in process. While PSI feels very strong in its position, there is no definitive time frame for the completion of this litigation and no assurances can be given on its outcome.

     PSI filed suit seeking approximately $4,300,000 against Consorcio Azucerero Esconpion S.A. de CV ("CAZE") La Providencia, El Potrero, and Impulsora De La Cuenca Del Papaloapon on December 29, 2000 alleging breach of contract in the engineering and supply of cooling tower materials to the above named defendants. The complaint was served upon the defendants and CAZE has sought to remove the proceeding to Federal District Court for the District of Colorado. PSI has objected to the requested removal and to date, the court has not ruled on PSI's objection and motion to remand back to state court.

     CAZE has answered the complaint filed by PSI and has denied the allegations contained in the complaint. CAZE has also asserted a counterclaim against PSI for alleged breach of contract. CAZE thereafter moved for a stay of all proceedings relating to this matter. PSI does not believe there is any merit to CAZE's counterclaim.

     The underlying basis of CAZE's request for a stay of the proceedings was to allow the co-defendants the opportunity to retain independent counsel, inasmuch as the Government of Mexico expropriated the capital stock and assets of the three sugar mills (La Providencia, El Potrero and Impulsora De La Cuenca Del Papaloapon) from CAZE, which had heretofore owned the capital stock and assets of the mills. The order of expropriation by the Government of Mexico occurred on September 3, 2001.

     To date, neither the Government of Mexico, nor El Potrero, La Providencia or Impulsora De La Cuenca Del Papaloapon have entered an appearance or filed an answer to the complaint of PSI. All parties to this matter are engaged in settlement discussions. The three sugar mills (El Potrero, La Providencia and Impulsora De La Cuenca Del Papaloapon) have formally indicated a desire to complete the purchase of the engineering services and cooling tower materials. PSI believes that it has meritorious claims concerning this matter. PSI has retained all manufactured materials in its possession and has not allowed any materials to be shipped to Mexico. In the event that this matter is not amicably resolved, PSI will vigorously pursue its remedies in the litigation. In the event that PSI is unsuccessful in its pursuit of its legal remedies, the Company may be forced to write off all or a portion of the receivable, less the cost of the materials retained in its possession.

     PSI has various other contingent assets on its books resulting from claims and commitments incident to its ordinary course of business. Management believes that these items will be favorably resolved and, based upon the advice of counsel, will be sufficient such that these contingencies will not have a materially adverse effect on the financial position of the Company.

ITEM 5.   OTHER INFORMATION.

     On October 30, 2001, the Company received a request from the Securities and Exchange Commission to voluntarily produce documents relating to statements made in its press releases and in statements concerning the Company made on an Internet website and in 'spam' emails sent to an unknown number of persons by an Internet website operator that publishes information concerning public companies. The Company paid a normal and customary fee to such Internet website operation to post information about the Company during a 30-day period. The Company has provided the requested documents and information to the SEC, and intends to continue to cooperate fully with the SEC's investigation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (b) On September 25, 2001, the Company filed on Form 8-K a revised listing of operational and financial risks.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL WATER TECHNOLOGIES, INC.


Date: November 14, 2001            By:  /s/ George A. Kast
                                      ------------------------------------
                                        George A. Kast
                                        Chief Executive Officer
                                        and Chairman of the Board



Date: November 14, 2001            By:  /s/ Martin Hout
                                      ------------------------------------
                                        Martin Hout
                                        Chief Financial Officer