Form 10-K
period 2001-12-31
GLOBAL WATER TECHNOLOGIES INC
filed 2002-04-15
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-K

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 2001

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ___________ to __________

COMMISSION FILE NUMBER:  0-30917
                         -------

                     GLOBAL WATER TECHNOLOGIES, INC.
                     -------------------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

Aggregate market value of voting stock held by non-affiliates as of April 1, 2002: $14,955,860
                -----------

Shares of Common Stock, $0.0006 par value, outstanding as of April 1, 2002: 6,508,548
       ---------

Documents incorporated by reference:  See index on pages 36 - 37

                            TABLE OF CONTENTS
                                                                     Page
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .1
Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . .9
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .9
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 11

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 5.  Market Price of the Registrant's Common Stock and Related
   Security Holder Matters . . . . . . . . . . . . . . . . . . . . . . 12
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 12
Item 7.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations . . . . . . . . . . . . . . . . . . . . . 14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk . 26
Item 8.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 26
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . 26

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Item 10.  Directors and Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act . . . . . . 27
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . 30
Item 12.  Security Ownership of Certain Beneficial Owners
   and Management. . . . . . . . . . . . . . . . . . . . . . . . . . . 35
Item 13.  Certain Relationships and Related Transactions . . . . . . . 37
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K . . . 37

                     GLOBAL WATER TECHNOLOGIES, INC.

                                FORM 10-K

                          CAUTIONARY STATEMENTS

     This Annual Report on Form 10-K contains "forward-looking statements," as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about us. For this purpose, any statements, which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors, which could cause our actual results to differ materially from those indicated by the forward-looking statements. These factors include, without limitation, those set forth below under "Item 7. - Certain Factors That May Affect Future Results."

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Global Water Technologies, Inc. ("GWT"), is a full-service cooling water treatment company utilizing advanced technologies and engineered solutions to provide process cooling water to power plants, process
industries, HVAC and municipalities worldwide.   Through our wholly owned
subsidiary, Psychrometric Systems, Inc. ("PSI"), we provide process cooling water primarily through the design, engineering, manufacturing and supply of cooling towers to power plants, as well as other process and manufacturing clients worldwide. Applied Water Technologies, Inc. ("AWT"), another wholly owned subsidiary of GWT, provides our customers with proprietary non-chemical cooling water treatment services, which are designed to meet the growing need for water purification and reuse on a worldwide basis. Global Water Services, Inc. ("GWS"), also a wholly owned subsidiary of GWT, provides outsourcing of cooling water and service programs to our customer base, including cooling water systems and water treatment services. GWT trades on the over-the-counter bulletin board under the symbol "GWTR.OB." Except as otherwise noted, all references to GWT also include our three (3) subsidiaries.

     We primarily market our products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel, Texas Instruments, and other large corporations around the world.

     We custom design industrial cooling towers for our customer base generally in a competitive bid job award process. We provide value engineering and specific cooling tower designs to our customers.
Although influenced by many factors, we believe competitive pricing is one of the main criteria for job awards. Based on customer requirements, we design cooling towers using structural members manufactured from wood, fiberglass and concrete. Light manufacturing of wooden and fiberglass structural components is done at our facilities for selected jobs prior to treatment procedures. Component parts are subcontracted and ordered from various suppliers to be shipped directly to the job site. For domestic projects, field service crews that we manage or independent subcontractors erect the cooling tower in the field. The field erection normally takes between four to six weeks for the typical two to three cell cooling tower. The erection at foreign job sites is usually outside of the scope of our responsibility. From contract award to final completion of the structure, a typical project will last four to six months.

     From time to time, we may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, we do not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on our revenues.

     We utilize proprietary software products and know-how to design and estimate costs for potential projects. Although not copyrighted or patented, we believe that the proprietary information is integral to our ability to accurately and reliably design cooling towers to meet the desired specifications and to estimate job costs. This proprietary information and know-how is enhanced by key and knowledgeable employees.

THE COOLING TOWER MARKET

     Cooling towers are designed and used to reject heat generated from process manufacturing operations through a direct air to water heat transfer. Heated Process water is pumped through the cooling tower and distributed over the fill media through various nozzle apertures. The fill media is designed to maximize the air/water interface to improve the efficiency of the heat transfer. As the air comes into contact with the hot water from the process, some water evaporates causing a reduction in heat for the remaining water. Fans placed on the tower cause air to be drawn in from the sides and the bottom of the tower in an induced draft design. The induced draft air flow cools the water through direct contact and through evaporation. The evaporated water, now in the form of steam, is ejected through the fan stacks at the top of the tower. The cooled water ends up in the tower basin and is then re-circulated back into the process where it again absorbs heat until the entire process is repeated. Cooling towers have been used in process industries for over 100 years.

     Most industries with available water that generate heat in their process utilize cooling towers in their operations due to efficiency and cost. Accordingly, cooling towers are vital to the continuing operation of these facilities and are considered critical pieces of the plant and equipment. In fact, these processes cannot continue to operate without cooling towers or some other more expensive means to reject heat from these facilities. Cooling towers can range in price from $10,000 for a small 600 gallon per minute ("GPM") or 250 ton HVAC facility to over $30,000,000 for a heavy industrial or utility customer needing capacities of 300,000 GPM or more. GPM is the standard unit of measurement in the industrial cooling tower segment, while HVAC usage denominates capacity in nominal cooling tons. One ton of cooling is approximately equivalent to 2.5 - 3.0 GPM under humid environmental conditions.

     The cooling tower market can be subdivided into two main segments, facilities using pre-packaged or factory assembled units and plants employing field erected cooling towers. Industrial cooling towers are usually stand alone, separate facilities while factory assembled units often are placed on top of office buildings or in close proximity to the heat source adjacent to the building. Factory assembled cooling towers are shipped directly to the end user as a completed unit and installed on site with minimal additional fabrication. These units are typically sold to HVAC and light to medium industrial users. Cooling towers for HVAC applications are normally sized from approximately 30 to 500 nominal tons. Larger tonnages are obtained from either sequencing a number of factory assembled units or constructing small field erected units on site. Field erected cooling towers are constructed on site and are utilized by larger HVAC applications, medium and heavy industrial customers. Heavy industrial users require cooling towers sized from 10,000 to 100,000 GPM and some utility applications range up to 300,000 GPM or more.

     Accurate information about the cooling tower industry is difficult to obtain since many cooling tower manufacturers are either privately held and do not divulge market information or are divisions of very large public entities. Furthermore, many existing cooling tower companies operating in the U.S. are owned by foreign entities where reporting requirements are substantially different from U.S. provisions. Limited market information is available from the U.S. Department of Commerce, public SEC information, commissioned private studies and internal intelligence sources. Based on this limited information and management's evaluation of the market, management estimates that the total annual United States cooling tower market ranges from $500 million to $700 million, and that the total annual worldwide market ranges from $1.5 billion to $2.0 billion. A recent independent report prepared by The McIlvaine Company and published in December 2001 estimates the market for both wet evaporative and dry cooling towers to be $3.2 billion annually and will grow to $3.6 billion by 2005.

COOLING TOWER PRODUCTS

     The cooling tower markets we currently serve through PSI can be subdivided into two main sub-segments: international cooling tower projects and domestic cooling tower projects. For the year ended December 31, 2001, the domestic tower revenue recognition represented approximately 94% of our revenues, and international tower revenue represented approximately 6%. Within each of these main sub-segments, the product line can be further divided into new cooling towers and retrofits and repairs of existing towers.

     NEW COOLING TOWERS. New cooling tower project opportunities come from two major sources: a worldwide network of independent manufacturers representatives and internal sales personnel. Although some projects arise from past sales relationships with customers, most projects are awarded independently. In addition to our direct sales activities, we market new cooling towers in a number of ways, including sponsorship of trade shows, direct mail solicitation and advertising in various trade publications. We have developed a compact disk ("CD"), which portrays our products using interactive illustrations and animation. This CD will be distributed to engineering firms, manufacturers and specialized mailing lists in the industrial cooling tower market. We also maintain web pages on the worldwide web at http://www.gwtr.com and http://www.psicoolingtowers.com.

     Bids on new industrial cooling tower projects typically range from $300,000 to $12,000,000 per project. Although we have bid on both larger and smaller projects, the majority of our projects fall within this range.

     Although there is no typical bidding process, normally the customer or a customer's agent describes the operating performance requirements of the tower. Our personnel assemble a value engineering plan for the given heat load configuration and a cost estimate for the materials, labor, and ancillary equipment to meet the specific performance criteria for the facility. Many factors affect the cost calculation, including water quality, environmental conditions, operating details, local building requirements, structural materials needed, local labor conditions and other factors, which affect the cost components of the cooling tower. Some projects may be awarded to the low bidder, while others may have other performance factors as the prime criteria for contract award.

     At the time the job is awarded, final terms and conditions are negotiated including on-site dates, contract terms and conditions, financial performance, warranties and other factors defining the rights and obligations of the parties. Normal payment terms include payment upon completion of the customer engineering package which is followed by additional payments upon completion or partial completion of the material procurement/manufacturing phase and, if applicable, the erection phase. We recognize contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on some cooling tower arrangements, which have both new and retrofit components, are segmented between types of services, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined and the associated costs are incurred. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

     Cost components for new cooling towers include hardware, structural components, water distribution system, heat transfer media, air movement equipment (fans, drive shafts, gearboxes etc.), fanstacks, labor, tools, and freight. Most of the material requirements are purchased from independent outside vendors, custom fabricated for the specific project requirements and shipped directly to job sites. We fabricate some wooden and fiberglass structural materials and other components.

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

     We have installed environmental friendly plume-abated towers in Japan and the United States. Plume abatement features increase the selling price of the facilities and provides additional customer benefits, such as reduced impact to surrounding deciduous trees and reduction in potential liability caused by condensing water forming ice in winter driving conditions. In addition to plume abatement, we have also successfully installed sound abated towers, decreasing noise levels emitted from the tower.

     During 2000, PSI conducted a demonstration test for Factory Mutual Research certification (FM) for a line of its fiberglass composite cooling tower product. This certification allows customers to meet insurance requirements without a fire protection sprinkler system installed in the tower, which may result in lower capital and operating costs for the company's product. We received the final report in February of 2001 from Factory Mutual Research showing that our product line had successfully met the fire criteria tests.

     COOLING TOWER RETROFIT MARKET. In the retrofit or repair market, we have bid on projects ranging from $5,000 to $5,000,000. We expect to bid on projects in excess of this range in the future as opportunities may arise. Normally, the customer selects options from a list of possible repair scopes for the existing cooling tower retrofit project. In approximately 75% of the projects we bid on, a portion of the work scope is based upon a time and material unit price. Most retrofit projects do not require drawings or extensive engineering work. Profit is recognized on a percentage-of-completion basis.

     Retrofit projects could have significant change orders as compared to the total price of the contract. Change orders from retrofit projects arise due to items that are discovered after the job has started and were not included in the initial scope and bid price. Often, existing towers are operating when job walkthroughs are performed to determine the scope of the repairs necessary. Other damaged areas in need of repair can only be observed and retrofitted after the crew has begun their retrofit work and the damaged area is exposed for observation. Generally, the project life cycle for retrofit projects are shorter than for new cooling towers.

SUPPLIERS, VENDORS AND SPARE PARTS

     We utilize selected vendors for our sub-component requirements. In a limited number of cases, specific manufacturers have worked in conjunction with us to supply components to our customers under common marketing programs. Because we have access to a broad number of suppliers, which we work with on a regular basis, we believe that the customer can achieve economic benefits by utilizing our buying power when component spare parts are needed. We rely upon the suppliers and vendors to manufacture components to our specifications. We have not experienced any significant delays in obtaining parts and components for our products, and we believe that our relationships with our suppliers are good and that the material availability is adequate.

PRODUCT RESEARCH, DESIGN AND DEVELOPMENT

     In 2001, we evaluated various technologies related to cooling towers, heat rejection rates, water reuse, disinfection, water treatment and product design. For the fiscal years ended December 31, 2001, 2000 and 1999, we expended $26,436, $24,320 and $30,618, respectively, for research and development.

NON-CHEMICAL COOLING WATER TREATMENT SERVICE PROGRAM

     Through our wholly owned subsidiary, AWT, we provide end-users with environmentally-sound, value-added base, non-chemical water treatment programs for HVAC and light industrial cooling water systems. Through our AquaPhysics( program, we provide a cost-effective means of treating cooling water while meeting environmental and regulatory issues associated with cooling water discharge while addressing the financial, operational, profitability and safety concerns of our customers.

     Open recirculating cooling water systems used in a variety of industrial and HVAC applications are all particularly vulnerable to the four major problems associated with inadequate attention to water management. These are: corrosion, mineral scale deposition, microbiological growth, and fouling, both waterborne and airborne. If these problems are not addressed and controlled in the cooling system, they can cause:

     * Inefficient heat transfer (resulting in higher energy and maintenance costs)
     *    Unscheduled maintenance, cleaning and repairs
     *    Production cutbacks or shutdowns
     *    Increased operating costs
     *    Employee and site health and safety risks

     Traditionally, owners and operators of cooling water systems had to rely on chemical treatment companies and chemical additives to address these issues with the target of mitigating and preventing these costly problems.

     We believe AWT is one of the first companies to develop a comprehensive program that combines individually proven technologies to effectively treat these problems without using chemicals. AWT's suite of cooling water treatment technologies includes patented scale control, a proprietary copper/silver ionization program for biological control, custom filtration packages, along with computer hardware and software for 24/7 control and remote monitoring of cooling water chemistry and system performance. AWT has filed for a patent application for this technology and system, as well as title application for the AquaPhysics(TM) system.

     We believe this environmentally sound approach to the treatment of process cooling water offers many benefits to our customers including reduction in water use, reduced liability from employees' handling of hazardous chemicals and reduction of discharge pollutants. We also believe that this integrated "solutions" approach will be attractive to our customer base and will result in longer term contracts with higher profit margins.

     Through 2001, we had invested approximately $1,891,000 in start-up and related expenses leading to the AWT treatment service program. We initiated service under our first contract that commenced in June 1999. Our initial contract was with a Midwest utility and is for a five-year term. The customer is paying monthly fees from which we are recovering the initial investment over a relatively short period, providing an example of the higher margin anticipated from this new business segment. A second system was sold in the second half of 2000 to a medical facility on the East Coast of the U.S. Similar to the first system, there is an ongoing service arrangement with this operation.

GWS COOLING WATER SERVICE PROGRAM

     Based on years of experience in design, constructing and maintaining cooling towers, we have continued to develop improved products to assist our customers with efficient removal of heat from their process systems. We typically design and construct towers that exceed the bid specifications provided by its customers for thermal water treatment. Nevertheless, it is natural for all materials used in constructing cooling towers and the impact of water itself to cause reductions in efficiency as time progresses, particularly if not properly maintained. It is typical for efficiency to be reduced 10% to 20% after five to ten years of operation due to poor maintenance and operation.

     During fiscal 1999, through our wholly owned subsidiary GWS, we began offering total cooling water management services, including operating and maintenance services to cooling tower customers. Traditionally, cooling towers experience a degradation in thermal heat transfer performance over the life of the tower. This decrease in operating performance is due mainly to a shortfall in preventive maintenance practices by cooling tower operators and initial design considerations. Because of reductions in cooling tower efficiency, other plant operations are adversely affected, leading to a reduction in plant output, a decrease in production yields and/or a decline in product quality. These inefficiencies may lead to an adverse impact on plant profitability due to the lack of sufficient cooling water for the facility.

     We address this customer need through a proprietary long-term service arrangement which provides cooling water equipment and maintenance services to customers. We believe this approach to the cooling tower user's industries will improve efficiencies and provide increased profitability to our customers. We believe that synergies with AWT and PSI will provide many opportunities to improve profitability and increase our market share as these service arrangements are developed over the next few quarters.

     GWS assumes full responsibility, with the approval of our customers, for selecting systems, equipment, supplies and water treatment programs needed for the servicing, recruiting, training and managing the operational manpower required under each project. We are not aware of any other competitors that provide such a full service program in our industry. We anticipate these contracts will provide us with increased gross margins as compared to our traditional cooling tower construction business.

     We believe that bundling equipment, services, technology, systems and water treatment into one service package differentiates GWS's
services from its competitors.   These products and services are all
incorporated into one monthly fee over a long-term time frame. We anticipate that our customers will view these service contracts as a long-term solution that will result in significant revenue improvement and substantial cost savings for their operations.

     Through December 31, 2001, GWS did not have any contracts; however, GWS is pursuing contracts with several major electric utilities. We believe that combining service and equipment will provide our customers with enhanced operations which could lead to the electrical utilities being able to generate additional megawatts in their system.

INTERNATIONAL OPERATIONS

     Our international operations account for a material portion of our business activities. Financial information regarding our international operations appears in Note 17 to the accompanying audited financial statements included in this Annual Report on Form 10-K. There are certain risks that are present in performing operations in foreign countries, which include foreign policy, foreign relations with the United States, governmental laws and regulations, governmental intervention, cultural aspects and foreign currency issues. There are no circumstances of which we are currently aware that would have a material adverse effect on our international operations.

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

COMPETITION

     The market for cooling towers and treatment services is extremely competitive worldwide. There are approximately 10 manufacturers of new industrial cooling towers in the United States. There are approximately 15 regional companies providing retrofits and repair services. Our primary competitors internationally consist of the same competitors with which we compete in the United States. Additionally, there are 10-15 companies, which compete regionally on an international basis with our products and services.

     The two largest competitors on a worldwide basis are the Marley Cooling Tower Co., a division of SPX Corporation based in the United States, and Hamon Cooling Towers, a division of the Hamon Group of Belgium. Collectively, these two companies account for approximately 40% of the worldwide industrial cooling tower market.

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

     In the area of water treatment services, we compete with, among others, ONDEO-Nalco, a division of Suez-Lyonnaise des Eaux, S.A. and Betz Dearborn, a Hercules subsidiary that has agreed to be acquired by a subsidiary of General Electric. Market estimates vary extensively for the size of the worldwide water treatment market, but various sources estimates that the total size may approach $300 billion worldwide. Most of our competitors in the water treatment market are substantially larger in size than we are, and have greater financial, operating and other resources. These competitors have been in business for a number of years and are well established in the industry.

SEGMENTS

     Financial information regarding the segments appears in Note 17 to the accompanying audited financial statements included in this Annual Report on Form 10-K.

EMPLOYEES

     As of December 31, 2001, we employed 136 full time individuals in the fields of engineering, management, marketing, accounting, finance, drafting, design, project management, law and administrative support throughout our operations. There were 88 individuals at our corporate headquarters in Golden, Colorado. We utilize an employment service organization to provide field personnel for our projects where the erection of the tower is within our scope of work. These crews have ranged from approximately 30 to 170 individuals and fluctuates in accordance with the total number of projects requiring field installation at any given time. Only crews on selected jobs where union representation is mandatory are subject to a collective bargaining agreement. We believe that relations with our employees are good.

CUSTOMERS

     One of our customers, National Energy Production Corporation (NEPCO), an Enron subsidiary, which accounted for more than 10% of our revenues for the year ended December 31, 2001. This customer accounted for $27.8 million in recognized revenue in 2001, or 32.4% of our total 2001 revenue. Currently, we have nine NEPCO projects in various stages of completion, which represents $10.2 million of our backlog at December 31, 2001. Management has been proactive in protecting the Company's financial performance in these projects by working directly with the end user and mitigating any material adverse developments regarding the NEPCO projects that may result from Enron's December 2001 bankruptcy filing. Specifically, we have received notification from all of the NEPCO project owners, confirming that they have assumed financial responsibilities for the projects. As a result, progress payments for the NEPCO projects are being paid directly by the project owners to us. Furthermore, we are currently negotiating final terms and conditions for the assignments of the NEPCO contracts to the project owners.

     We had one other customer which accounted for approximately 17.5 % of our backlog as of December 31, 2001. Our backlog at December 31, 2001 was $55,250,148, compared to $34,258,116 at December 31, 2000. We expect that the majority of this backlog will be recognized as revenue over the next twelve months.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our principal corporate offices are located in approximately 36,740 square feet of an office building located in Golden, Colorado. We lease this facility from an unaffiliated lessor. During 2001, we paid a total of $642,456 in lease payments for this facility. We believe our offices are adequate for our current and projected needs. Additionally, during 2001, we leased approximately 17,700 square feet from an unaffiliated entity in Denver, Colorado, for $7,380 per month. This lease terminated in March of 2002. This facility was utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment. To replace this facility, Mr. George Kast, through an affiliated entity, is negotiating to enter into a contract to purchase a 20,000 square foot building for $1,000,000. Mr. Kast is our CEO. Monthly net lease payments will be approximately $4,500 per month, which we believe will have a favorable economic impact on operations by lowering our total monthly cash outlays. The transaction did not close on April 11, 2002, the scheduled closing date; however, the parties are continuing to negotiate the purchase of the building.

     We also leased a 5,000 square foot research and development facility in Coeur d'Alene, Idaho, from George A. Kast, the Company's CEO and largest shareholder. The lease on this facility terminated January 30, 2002, and was not renewed. The lease terms obligated us to a monthly payment of $1,238. During 2001, we paid Mr. Kast $14,856 for this facility.

     Management believes that our insurance policies provide adequate coverage for the contents at all facilities. The lessor of each of our leased facilities is responsible for the building structure itself. We could have material adverse consequences if our facilities were destroyed by fire or other disaster.

ITEM 3.  LEGAL PROCEEDINGS.

     Our PSI subsidiary is a litigant in a lawsuit filed by a subcontractor in the Commonwealth Court of Puerto Rico alleging breach of contract emanating from a project performed by PSI. The initial complaint sought approximately $450,000 in damages. Subsequent to the initial filing, the plaintiff amended its complaint to increase its damage demand to approximately $1,200,000. PSI has denied the allegations of the plaintiff's claim, and has filed a counterclaim against the plaintiff and the plaintiff's bonding company, seeking damages in the approximate amount of $950,000 associated with the cost of completion of the project after the plaintiff defaulted and was terminated for cause under its contract with PSI. PSI also seeks the recovery of its costs associated with the litigation and reasonable attorney's fees. Discovery concerning this matter has commenced and is in process. No trial date for this matter has been set. While PSI feels very strong in its position, there is no definitive time frame for completion of this litigation and no assurances can be given on its outcome. PSI has approximately $1.1 million in long term receivables and capitalized costs net of reserves related to this matter. Should an adverse decision occur with respect to this matter it would have a material adverse effect on the Company's financial statements.

     PSI is also involved in litigation with Consorcio Azucerero Esconpion S.A. de CV ("CAZE") La Providencia, El Potrero, and Impulsora De La Cuenca Del Papaloapon. On December 29, 2000, PSI filed suit against the named defendants, seeking approximately $4,300,000, and alleging breach of contract in the engineering and supply of cooling tower materials to the defendants. The complaint was filed in Jefferson County District Court of Colorado; however CAZE has sought to remove the proceeding to Federal District Court for the District of Colorado. PSI has objected to the requested removal and, to date, the court has not ruled on PSI's objection and motion to remand back to state court.

     CAZE has answered the complaint, denying the allegations contained in the complaint. CAZE has also asserted a counterclaim against PSI for alleged breach of contract. PSI has answered the counterclaim, and has denied the allegations of CAZE. PSI does not believe there is any merit to CAZE's counterclaim.

     CAZE thereafter moved for a stay of all proceedings relating to this matter. The initial underlying basis of CAZE's request for a stay of the proceedings was to allow the co-defendants the opportunity to retain independent counsel, inasmuch as the Government of Mexico expropriated the capital stock and assets of the three sugar mills (La Providencia, El Potrero and Impulsora De La Cuenca Del Papaloapon) from CAZE, which had owned the capital stock and assets of the mills. The order of expropriation by the Government of Mexico occurred on September 3, 2001.

     To date, neither the Government of Mexico, nor El Potrero, La Providencia or Impulsora De La Cuenca Del Papaloapon have entered an appearance or filed an answer to the complaint of PSI. A second stipulated and court approved stay of proceedings was in effect until March 15, 2002, to allow the parties to attempt to resolve their issues. All parties to this matter remain engaged in settlement discussions. The three sugar mills (El Potrero, La Providencia or Impulsora De La Cuenca Del Papaloapon) have formally indicated a desire to complete the purchase of the engineering services and cooling tower materials, and an agreement resolving these matters is currently pending for approval by the Government of Mexico.

     PSI believes that is has meritorious claims concerning this matter. PSI has retained all manufactured materials in its possession and has not allowed any materials to be shipped to Mexico. In the event that this matter is not amicably resolved, PSI will vigorously pursue its remedies in the litigation. In the event that PSI is unsuccessful in its pursuit of its legal remedies, the Company may be forced to write off all or a portion of the receivable in excess of $3 million and accrued interest less cost of the materials retained in its possession, and such an occurrence would have a material adverse effect on the Company's financial statements. However, management believes the cooling towers could be sold to other customers if no agreement can be reached and much of the adverse financial impact could be reduced or eliminated.

     PSI has an unresolved claim with AES emanating from a contract performed for the Washington Group, which was assigned by the United States Bankruptcy court in the Washington Group bankruptcy to AES. PSI's claim is in the approximate amount of $700,000 and emanates from, among other things, project delays, changed conditions, site conditions and interference on the project site. In the event that the parties are unable to amicably resolve this matter, PSI will institute legal action and file a lien on the project. While PSI feels strong in its position, there is no definitive time frame for completion of this matter and no assurances can be given on its outcome. An adverse decision or outcome of this matter may have an adverse impact on the Company's financial position, as the Company has not established a reserve for this matter.

     PSI has various other receivables and deferred charges on its books resulting from claims and commitments incident to its ordinary course of business. Management believes that these items will be favorably resolved and, based upon the advice of counsel, will be sufficient such that these contingencies will not have a materially adverse effect on our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our 2001 Annual Meeting of Shareholders was held on June 27, 2001. Information concerning the matters considered and approved by the shareholders, and the vote thereon, was reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

     Our common stock is currently traded in the over-the-counter market. The following table sets forth the high and low bid prices for the GWT's Common Stock for the past two years. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The values have been restated on a pro-forma basis to reflect the reverse stock split of 1 for 60 effective as of June 30, 2000

                                   High Bid          Low Bid
                                   --------          -------
2000 FISCAL YEAR

     First Quarter                  $39.60            $3.60
     Second Quarter                 $19.80            $5.70
     Third Quarter                   $6.45            $3.99
     Fourth Quarter                  $4.06            $0.94

2001 FISCAL YEAR

     First Quarter                   $2.38            $1.03
     Second Quarter                  $3.50            $1.01
     Third Quarter                   $5.00            $2.70
     Fourth Quarter                  $4.43            $2.25

     On June 30, 2000, GWT's Common Stock was split 1 for 60 so that holders as of the record date received one share of common stock for each 60 shares previously held. On March 29, 2002, the last reported bid and asked prices for the Common Stock were $2.45 and $2.53, respectively.

HOLDERS

     On March 29, 2002, our Common Stock was held by 91 shareholders of record.

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

STATEMENT OF OPERATIONS:  ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA


                                                            YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------
                                      2001           2000             1999           1998           1997(3)
                                      ----           ----             ----           ----           ----
Revenue                              $85,643        $50,228          $67,953        $34,734        $18,697
Operating expenses:
  Cost of sales                       79,842         49,065           60,852         27,816         13,547
  Selling, general and
   administrative                      4,906          4,926            4,939          4,762          4,031
  Research & development                  26             25               30            233            149
                                     -------        -------          -------        -------        -------
Total operating expenses:            $84,774        $54,016          $65,821        $32,811        $17,727
Income (loss) from operations            869         (3,788)           2,132          1,923            971

Interest & other income (expense)       (350)            58             (261)          (156)          (126)

Net income (loss) including the
  effect of a change in
  accounting principle                   260         (2,165)           1,285            981            571

Cumulative effect of a change in
  accounting principle                    --             --               --            754             --
                                     -------        -------          -------        -------        -------
Net income (loss) available for
  common shareholders                $   260        $(2,165)         $ 1,285        $   227        $   571
                                     =======        =======          =======        =======        =======

Net income (loss) per share:
  Basic - before accounting change     0.043         (0.372)           0.231          0.200          0.127
  Cumulative effect of acct. change       --             --               --         (0.154)            --
                                     -------        -------          -------        -------        -------
Basic income (loss) per share
available for common(2)              $ 0.043        $(0.372)         $ 0.231        $ 0.046        $ 0.127
                                     =======        =======          =======        =======        =======

BALANCE SHEET DATA:

                                                            YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------
                                      2001           2000             1999           1998           1997
                                      ----           ----             ----           ----           ----

Cash & cash equivalents              $   294        $   565          $   707        $ 1,751        $   119
Total assets                          60,135         35,762           25,264         15,008          8,202
Total debt                            55,713         31,997           21,518         13,509          7,200
Total stockholders equity              4,421          3,765            3,746          1,499          1,002

Other financial data:

EBITDA(1)                              1,309         (3,428)           2,353          2,110            990

Net cash provided (used) in:

  Operating activities                (1,667)        (1,504)          (3,459)           304            484
  Investing activities                  (664)        (1,439)            (256)           (52)          (191)
  Financing activities                 2,059          2,801            2,671          1,381           (236)

____________________________
(1) EBITDA consists of net income before the cumulative effect of change in accounting principle plus income taxes, interest, depreciation and amortization.
(2) Basic and fully diluted income (loss) per share were identical except in 1999 where the fully diluted income per share was $0.230.

(3) Prepared under the previous method of accounting. Under this method, we recognized a predetermined percentage of our profits on new cooling towers upon the attainment of certain project milestones, specifically the completion and delivery of certain engineering drawings and specifications.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Investors should be aware that actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future, including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Important information about the risks affecting various aspects of our business are discussed below and throughout this Form 10-K. Investors should read all of these risks carefully.

GENERAL

     Historically, our core business has been the design, sale, manufacture and construction of industrial cooling towers, repairs and maintenance in the retrofit of existing industrial cooling towers and cooling tower components for these and similar facilities. Through our wholly owned PSI subsidiary, we primarily market our products and services worldwide to the following industries: electric power utilities; process (such as agricultural, industrial and pharmaceutical process industries); petrochemical; chemical; heating, ventilation and air-conditioning ("HVAC"); manufacturing; pulp & paper and other industries utilizing cooling towers. Typical customers include companies such as Archer Daniels Midland, Amoco, Commonwealth Edison, Mitsubishi, Mobil, Texaco, Bechtel, Fluor Daniel and other large corporations around the world.

     We derive revenue from the following principal sources: new cooling tower sales, retrofits to existing cooling tower repair projects and spare parts and supplies to existing cooling tower customers and cooling water treatment services. We custom design and construct wooden, fiberglass and concrete towers for our customers worldwide.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requests companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to the Notes to the Consolidated Financial Statements included in this Form 10-K. Although not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates, we have identified the policies below as critical to our business operations and understanding of our results of operations. Note that the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION

     We recognize revenue using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on selected projects where there are both repair and new tower components are segmented between the two distinct phases and accordingly, gross margin related to each activity is recognized as those separate phases are completed using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs and to contract revenues via change orders are recognized in the period in which they are determined. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

     A number of factors relating to our business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and this contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment and timing of completion for subcomponents. Additionally, external factors such as weather, client needs, third party delays in other phases of the construction project of which our contract is a component, labor availability, governmental regulation and politics, may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition. Generally, we do not recognize income on a fixed-price contract until the contract is approximately 5% to 10% complete, depending upon the nature of the contract. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. Materials often constitute a significant portion of our contract value. We include the cost of uninstalled materials that are specifically fabricated for jobs by third party vendors in our estimate of the percentage of completion on contracts, thereby recognizing profit on these materials prior to installation, which is in accordance with SOP 81-1. We may also include a portion of the cost of specifically fabricated materials which were in process at the vendor, but not complete at the end of the period as part of uninstalled materials cost used to estimate percentage of completion. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Because our tower projects are often components of a larger construction process, we believe that our operating results should be evaluated over a relatively long time horizon during which major contracts are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

     Under the percentage of completion method, management's estimate of the total cost to complete projects is critical to the amount of profit which is recognized on contracts in progress at the end of the year. In formulating such estimates, management will consider the recoverability of costs included in construction claims and change orders, some of which may be unapproved by the customer at the end of the year. We recognize profit on unapproved change orders and claims only when they are appropriately documented and realization is reasonably assured.

     All of our contracts provide for termination of the contract for the convenience of the client. In the event a contract would be terminated at the convenience of the client prior to the completion, we will typically be compensated for progress up to the time of termination and any termination costs. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, account management, marketing, administrative, finance, legal, human resources and executive personnel, commissions, expenses for marketing programs and trade shows and fees for professional services. The Company allocates a portion of SG&A expense directly attributable to the contracts in determination of contract profitability.

INCOME TAXES

     The determination of our tax provision is complex due to operations in several tax jurisdictions outside the United States, which may be subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the second quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what effect, if any, applying those tests will have on the company's financial position and results of operations. The Company is subject to financial statement risk to the extent that the goodwill and indefinite lived intangible assets become impaired. At December 31, 2001, the Company had $213,494 net of amortization, in goodwill and intangible assets the majority of which have definite lives and recognized $49,106 of amortization expenses related to these balances for the year ended December 31, 2001.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for the Company beginning January 1, 2002. The Company believes there will be no impact upon adoption of this standard.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, an amendment of SFAS No. 133, essentially require all derivatives to be recorded on the balance sheet at fair value and establish new accounting practices for hedge instruments. The adoption of these statements, which became effective for the Company on January 1, 2001, has not had a significant impact on the Company's earnings or financial condition. We do not use derivatives for trading or speculative purposes.

     Financial Accounting Standards Board Interpretation No. 44,
"Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion

No. 24," clarifies certain issues related to the accounting for stock compensation and was effective for the Company as of the beginning of the third quarter of 2000. This interpretation did not have an effect on our reported results in 2001 or 2000.

     Staff Accounting Bulletin (SAB) No. 101, which was issued by the U.S. Securities and Exchange Commission, provides guidance on the recognition, presentation and disclosure of revenue in the financial statements and became effective for the Company in the fourth quarter of 2000. The adoption of this guidance had an insignificant effect on our results in 2001 and 2000.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

     REVENUES. Total revenues were derived from engineering, equipment, installation, retrofits and spare parts of cooling towers, AWT's clean water technology services and GWS's water service program. For the year ended December 31, 2001, total revenue increased 70.5% to $85,643,325 as compared to $50,228,084 for the year ended December 31, 2000 due to improved market conditions and substantial growth in new contract awards during the year. International revenues comprised 6.2% of total revenues versus 18.9% of total revenues in 2000, with the decrease resulting from a significant slow down in international jobs in our total bookings mix and significant increases in our domestic markets. AWT and GWS, although both contributing to overall revenues, were not material to the total revenue recognized during 2001.

     Contracts awarded ("bookings") during 2001 increased 62.9% to $109,194,880 from $67,042,288 in 2000. These amounts included international bookings of $2,164,121 in 2001 (2.0% of total) and $10,962,252 in 2000 (16.4% of total). Management believes that foreign opportunities will play an important role in future periods as international markets/economies recover in the worldwide economic slowdown. The increase in bookings awarded is due to an overall increase in the average dollar amount of the contract awarded, as well as the demand for our products and services has surged tremendously due to the need for new and more efficient power capacity. Backlog increased from $34,258,116 at December 31, 2000 to $55,250,148 at December 31, 2000.
Certain contracts, or portions of contracts totaling $2,210,372 were cancelled by customers during the year ended December 31, 2001.

     In 2000, total revenues were derived from engineering, equipment, installation, retrofits and spare parts of cooling towers, AWT's clean water technology services and GWS's water service program. For the year ended December 31, 2000, total revenue decreased 26.1% to $50,228,084 as compared to $67,952,967 for the year ended December 31, 1999. International revenues comprised 18.9% of total revenues in 2000 versus 11.5% of total revenues in 1999, with such increase resulting from several significant international jobs in our total bookings mix. AWT and GWS, although both contributing to overall revenues, were not material to the total revenue recognized during 2000.

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

     COST OF SALES. Our cost of sales increased from $79,841,512 in 2001 from $49,065,300 in 2000. As a percentage of revenues, cost of sales decreased from 97.7% in 2000 to 93.2% in 2001. The absolute increase in cost of sales resulted from a 70.5% increase in corresponding revenues and additional cost allocations from selling, general and administrative expenses to projects but the increase in overall gross margins was due to the number of new contract awards with improved margins, as well as improved market conditions. Management believes significant price pressure from competitors will continue to be an industry force in the foreseeable future. However, due to increased customer demand in many industries, including the electrical power market, pricing pressures may ease over the near term.

     Our cost of sales decreased 19.4% from $60,851,840 in 1999 to $49,065,300 in 2000. As a percentage of revenues, cost of sales increased from 89.5% in 1999 to 97.7% in 2000. The absolute decrease in cost of sales resulted from a 26.1% decrease in corresponding revenues, additional cost allocations from selling, general and administrative expenses to projects and a decrease in overall gross margins due to competitive forces. Management believes significant price pressure from competitors may continue to be an industry force in the future.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 0.4% from $4,926,055 in 2000 to $4,906,052 in 2001. As a percentage of revenues, these expenses decreased from 9.8% in 2000 to 5.7% in 2001. As a percentage of new bookings, which increased 62.9%, these expenses decreased from 7.3% in 2000 to 4.5% in 2001. Management has taken several steps, including personnel reductions and the related costs, to decrease budgeted costs in the selling, general and administrative area for 2001. Selling, general and administrative expenses decreased 0.3% from $4,938,947 in 1999 to $4,926,055 in 2000. As a percentage of revenues, these expenses increased from 7.3% in 1999 to 9.8% in 2000. As a percentage of new bookings which increased 8.5%, these expenses decreased from 8.0% in 1999 to 7.3% in 2000. Management has taken several steps including personnel reductions and the related costs to decrease budgeted costs in the selling, general and administrative area for 2001. During 2000, AWT and GWS collectively increased selling, general and administrative expenses by approximately $1.3 million.

     RESEARCH AND DEVELOPMENT. Research and development costs increased 8.7% in 2001 to $26,436 from $24,320 in 2000. These expenses included our diversification effort into water treatment and water purification.

     Operating income, based on the explanations noted above, improved substantially from a loss of $3,787,591 in 2000 to an operating profit of $869,352 in 2001.

     Research and development costs decreased 20.6% to $24,320 in 2000 from $30,618 in 1999. These expenses include our diversification effort into water treatment and water purification.

     Operating loss, based on the explanations noted above, decreased from an income of $2,131,562 in 1999 to an operating loss of $3,787,591 in 2000.

     INTEREST INCOME AND EXPENSE. Other income and expense primarily consisted of interest expense net of interest income and other income, which increased to an expense of $350,263 in 2001 from an income of $57,554 in 2000, related to our various debt financings and interest income from a delinquent contract. Income taxes amounted to $247,025 with an effective tax rate of 47.6% in 2001, as compared to a benefit of $(1,578,974) in 2000. Management believes that it is more likely than not that this benefit will be recognized over the next 12 months, therefore no reserve was deemed necessary. Other income and expense primarily consisted of interest income net of interest expense, which increased to $57,554 in 2000 from an expense of $260,665 in 1999, related to our various debt financings and interest income from a delinquent contract. Income taxes (benefit) decreased from $566,115 with an effective tax rate of 30.3% in 1999 to a benefit of $(1,578,974) with an effective tax rate of 42.3% in 2000.

     Our net income and earnings per share increased from a loss of $2,165,063 and $(0.372) respectively, to $260,064 and $0.042 in 2001.

     Our net income and earnings per share loss in 2000, of $2,165,063 and $(0.372) respectively, declined dramatically from net income and earnings per share of $1,284,782 and $0.23 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had working capital of $1,552,871 as compared to working capital of $1,316,991. The working capital increase is mainly due to increases in accounts receivable (118%), costs and estimated earnings in excess of billings on uncompleted contracts (51%) and inventories (32%), which were offset by increases in trade accounts payable (92%) and current maturities on bank debt (49%). In general, amounts included in accounts receivable can be expected to convert to cash quicker than other elements of working capital. Our standard payment terms for accounts receivable are net thirty days. Accrued profits on long-term contacts, included in the financial statements as costs and estimated earnings in excess of billings (otherwise known as work-in-process), as well as inventory amounts, may not be billable to our customers until specific contractual milestones have been reached, after which these amounts will be subject to our normal payment terms. During 2001, we experienced delays on several contracts toward the end of the year that resulted in a disproportionate increase in our work-in-process. These contracts included projects in process with Enron subsidiaries. The Company has taken steps to ensure that completion of these projects will not be adversely affected by the November 2001 Enron bankruptcy. We segregate accrued contract profits into short term and long term depending on our projection of when these amounts will ultimately be paid.

     Our cash flow provided by and used in its operating, investing and financing activities are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                     2001             2000              1999
                                                     ----             ----              ----
     Operating activities                        $(1,666,605)     $(1,503,972)      $(3,458,803)
     Investing activities                           (664,100)      (1,439,228)         (255,797)
     Financing activities                          2,059,318        2,801,203         2,670,565
                                                 -----------      -----------       -----------
     Net (decrease) increase in cash             $  (271,387)     $  (141,997)      $(1,044,035)
                                                 ===========      ===========       ===========

     Our capital requirements for continuing operations consist of general working capital needs, increased lease obligations as described in ITEM 2. DESCRIPTION OF PROPERTY, scheduled payments on debt obligations and capital expenditures. We anticipate that our operating activities in the next twelve months will not provide sufficient cash to fund continuing operations. We anticipate that our existing Private Placement Offering and/or additional debt financing will provide the cash resources to fund our operations over the next twelve months. The decrease in cash during 2001 from operating activities was funded by additional debt financing. We attempt to minimize our investment in these working capital components, but as sales and backlogs increase, management believes that these investments will also increase. Working capital includes approximately $1.1 million in completed and unapproved construction change orders incurred in the ordinary course of business that we believe are collectible from current pending change orders in excess of $1.6 million. Working capital also includes approximately $1.3 million in various agreed upon backcharges, insurance claims and expected rebates from vendors.

     The Company entered into a Placement Agent Agreement with Westminster Securities Corporation January 17, 2002, to issue and sell a minimum of twenty (20) and a maximum of eighty (80) units at a price of $25,000 per unit. Each unit consists of 15,625 shares of the Company's common stock, par value $0.0006 and one warrant to purchase one share of Common Stock, at an exercise price of five dollars ($5.00) per warrant share. To date, the Company has closed on the sale of 20 units, from which it received gross proceeds of $500,000, less fees and expenses of $57,500, for a net amount of $442,500. There can be no assurance that the remaining Units in the Private Placement will be successfully sold.

     We believe that the conversion of working capital into cash will be insufficient to develop and market our new businesses and services as our business grows. As we implement our strategy to expand into new business segments, we will require either additional debt or equity funding. If we are not able to obtain additional funding when it is required, it could have a material adverse effect on our ability to grow our business and have sufficient cash resources for continuing operations.

     GWS and AWT are negotiating with a potential financing source to fund our new projects in these business opportunities. Although each potential project will be evaluated on a case-by-case basis, we believe that our existing relationships with funding sources along with the financial strength of the potential customers will qualify for long-term financing for our product line expansion in GWS and AWT.

     Scheduled principal payments on term loans will total $6,691,149 during the fiscal year ended December 31, 2002, with Wells Fargo Bank and other financial institutions. A portion of the term loans outstanding are guaranteed by the Small Business Administration and subjects us to certain financial covenants. These covenants include minimum net worth requirements, limitations on capital withdrawals and collateral claims on substantially all of our assets. The total amount of the Small Business Administration guaranteed term loan outstanding at December 31, 2001, was $121,688. Principal payments of $7,917 plus interest on the outstanding balance, is due and payable each month. Interest is calculated at the prime rate of interest plus one percent. The prime rate will change periodically as economic conditions in the general economy fluctuate. At December 31, 2001, the interest rate for all financing which bear interest rates at 1.0% over prime was 5.75%. The bank has the right to accelerate payment on any or all of the principal outstanding if the financial covenants are not maintained. If the bank exercised this right, it would have a material adverse effect on our financial position. As of December 31, 2001, all financial covenants have been maintained.

     The Export-Import line of credit bears interest at 1.0% above the prime rate and is guaranteed by the Export-Import Bank of the United States. The total amount outstanding on this line was $1,705,988 as of December 31, 2001.

     We have a revolving line of credit with a bank in the amount of $4,800,000, of which $4,800,000 was outstanding at December 31, 2001.
The interest rate on the line of credit is tiered as follows: 5.14% on the first $822,000 and 5.75% on the remaining portion and bears no annual commitment fee. The line of credit is due as follows: $2.8 million is due on April 30, 2002 and the remaining $2.0 million is in the process of renewal negotiation. We have had discussions with the bank on the renewal of the line of credit and we anticipate that it will be renewed. The line of credit and the SBA term loan above are secured by cash collateral of $259,405 at December 31, 2001, pledged by Michael A. Kast, one of our directors. As compensation for pledging the cash collateral, we pay additional interest to Michael A. Kast. See Item 12. Certain Relationships and Related Transactions. Management believes that our short-term debt can be refinanced at comparable terms when the debt becomes due.

     We have various loans secured by company vehicles. At December 31, 2001, the total amount outstanding was $87,223 for these bank obligations. The short-term principal payment obligations for the fiscal year ended December 31, 2002, will be $87,223 for these loans.

     In total, as of December 31, 2001, we had outstanding loans from commercial lenders of $6,887,082 and had $43,515 outstanding in letters of credit. The unused availability under the line-of-credit as of this date was $250,497.

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

                      RISKS RELATED TO THE COMPANY

WE ARE EXPERIENCING RAPID GROWTH, WHICH MAY STRAIN OUR RESOURCES.

     We have experienced rapid growth in our business. Our revenues grew from approximately $16.5 million in 1996 to approximately $85.6 million in 2001. Our goal is to continue to increase sales in our current product line and to expand our business into new and complimentary markets, including our water treatment and cooling water service programs. We may also acquire other companies, which have businesses, which complement or may expand our existing or new businesses. Rapid expansion is difficult to maintain and is likely to place a significant strain on our senior management team and other resources. Such expansion could require us to:

     * implement additional operating, manufacturing and financial controls;
     *    increase our capital expenditures;
     *    hire additional personnel;
     * install additional reporting and management information systems for order processing, production, monitoring, inventory control and financial reporting; and
     *    expand credit line and bonding capacity.

     A failure to adequately implement these changes could adversely affect our operating results. Additionally, we can offer no assurance that we will be able to identify acquisition candidates on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized.

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     We believe our performance and continued growth are substantially dependent on our senior management. None of these individuals are currently subject to employment agreements our non-compete agreements. If we fail to keep the services of one or more of these persons our business condition and prospects could be significantly adversely affected. We maintain key-man life insurance with respect to our Chief Executive Officer, Mr. George A. Kast. We believe that our future success will also depend greatly on our continued ability to attract and keep additional highly skilled and qualified personnel. If we fail to attract or retain qualified personnel, we will be unable to execute our growth strategy.

WE HAVE RELIED ON AND EXPECT TO CONTINUE TO RELY ON OUR COOLING TOWER BUSINESS FOR A SUBSTANTIAL MAJORITY OF OUR REVENUE, AND A DECLINE IN SUCH BUSINESS WOULD CAUSE OUR REVENUES TO DECLINE.

     We have derived substantially all of our revenues from our cooling tower business in 2000 and 2001. Although we are working on the expansion of our water treatment and cooling water service programs, these are still new businesses which have not contributed materially to our revenues to date and which are subject to all the risks typical of such businesses. Accordingly, we expect that the revenue from our cooling tower business will continue to constitute substantially all of our revenue in the near future. Any factors adversely affecting the pricing of our cooling tower products or the demand for these products, including competition or changes in the economic or regulatory environments of any of our key customer sectors such as the electric power industry, could adversely affect our revenue and cause our business to suffer.

WE MAY BE UNABLE TO SECURE SURETY BONDS FOR OUR FUTURE CONSTRUCTION
PROJECTS.

     A combination of a weakened economy, Enron's bankruptcy and significant losses from the September 11, 2001, terrorists strikes have led the insurance industry to sharply reduce sales of once-plentiful and inexpensive surety bonds. Since September 2001, rates on bonds now sold have increased dramatically. Surety bonds are issued by insurers to us to guarantee our performance in order to assure our business partners and customers that we will complete the project as contracted. If we are not able to secure surety bonds, our ability to secure future contracts will be adversely impacted.

WE WILL NEED ADDITIONAL CAPITAL IN 2002

     We anticipate that we may need additional capital during calendar year 2002 to develop and market our products as our business grows. Our planned expansion into new business areas will also require substantial financial funding. There can be no assurance that we will be able to secure funding sources. If we were not able to obtain additional funding when it was required, it could have a material adverse effect on our ability to grow our business.

WE HAVE EXPERIENCED SEASONAL FLUCTUATIONS IN OUR REVENUES, WHICH MAY
CONTINUE.

     We have experienced some seasonality in our results of operations in the past. In general, we have experienced increased revenues and operating income in the fourth quarter of the year than in other calendar quarters. We attribute some of this increase to the increased demand for our cooling tower retrofit and repair services which occurs following the warmer summer months and the end of the year capital budget cycles of our customers. Our quarterly results may also be significantly affected by:

     *    the timing and magnitude of acquisitions;
     * variations in the margins of projects performed during any particular quarter; and
     *    economic conditions.

     For these reasons, a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future.

WE DEPEND ON CERTAIN KEY SUPPLIERS AND ADVERSE DEVELOPMENTS CONCERNING THESE SUPPLIERS COULD ADVERSELY AFFECT OUR BUSINESS.

     We currently outsource a substantial portion of our manufacturing of cooling tower components to outside suppliers and vendors. Although it is our policy on suppliers and vendors to obtain as many qualified sources where possible to supply these components, we presently use certain key suppliers for some of these components. Our reliance upon key suppliers involves a number of risks, including the absence of adequate capacity, reduced control over component availability, delivery schedules, manufacturing yields and costs. If these suppliers are unable or unwilling to continue manufacturing our components in required volumes and at high quality levels, we will have to select acceptable alternative manufacturers, which could be a timely process. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. If we are required or choose to change these suppliers, our revenue may decline and our customer relationships may be damaged. Any significant interruption in manufacturing would reduce our supply of products to our customers, which may harm our business.

               RISKS RELATED TO OUR INDUSTRY AND GENERALLY

COMPETITION IN THE MARKETS IN WHICH WE COMPETE COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUES AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

     The market for cooling towers is extremely competitive worldwide. There are approximately four other major manufacturers of new industrial cooling towers in the United States. There are approximately 15 regional companies providing retrofits and repair services. Our primary competitors internationally generally consist of the same competitors with which we compete in the United States. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we can. In addition, certain of our competitors are divisions of large multi-national corporations and may have better access to capital or lower capital costs.

OUR INTERNATIONAL BUSINESS RESULTS ARE INFLUENCED BY ECONOMIC AND OTHER FACTORS THAT ARE DIFFERENT THAN IN THE U.S. MARKET.

     We have in the past engaged in projects in the Pacific Rim, North America, South America, Asia and Europe, and expect to continue to engage in projects in international markets. A portion of our revenue is derived from these markets. During 2001 and 2000, approximately 6.2% and 18.9%, respectively, of our revenue was generated outside the United States. Our international operations are subject to certain risks, such as changes in United States trade regulations or non-U.S. governmental regulatory policies, local political and economic developments, potentially adverse tax consequences including imposition or increase of withholding and other taxes on remittances, potential staffing and labor disputes, and credit risk or financial condition of local customers. In addition, in the event of any disputes arising from non-U.S. operations, we may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of U.S. courts. We attempt to mitigate these risk elements through a variety of means, including requiring letters of credit, limiting job scope, currency risk management, including requiring payment in U.S. dollars, using local subcontractors to construct our towers, and requiring payment prior to the shipment of our towers. We can offer no assurance, however, that we will be able to mange these risk elements successfully, in which case our operating results may be adversely affected.

                    RISKS RELATED TO OUR COMMON STOCK

THE TRADING MARKET FOR OUR COMMON STOCK IS CURRENTLY LIMITED WHICH MAY ADVERSELY AFFECT YOU ABILITY TO SELL YOUR SHARES OR COULD DEPRESS OUR STOCK PRICE.

     Although our Common Stock is listed for trading on the Over-the-Counter Bulletin Board (OTCBB), our stock has traded in only small volumes. In addition, due to the current price of our Common Stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because low-priced securities are subject to an SEC rule that imposes additional sales practice requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). We cannot predict the extent to which investor interest in our stock will lead to an increase in its market price or the development of a more active trading market or how liquid that market might become. The absence of an increase in the market price of our stock or an active public trading market could impede an investor's ability to sell their shares or could depress our stock price.

THE PRICE OF OUR COMMON SHARES MAY BE SUBJECT TO VOLATILITY WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

     The current price of our Common Stock may not be indicative of prices that will prevail in the trading market. The market price for our Common Stock may be affected by a number of factors including the following:

     *    seasonal fluctuations in operating results;
     *    developments in our industry;
     *    variations in our competitors' results of operations;
     *    our sales of Common Stock or other securities in the future;
     * general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market for its securities. We may become the target of similar litigation. Securities litigation may result in substantial costs and divert management attention and resources, which may harm our business and financial condition, as well as the market price of our Common Stock.

AN INVESTOR IS NOT LIKELY TO RECEIVE DIVIDENDS IN THE FORESEEABLE FUTURE.

     We have not paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We expect that future earnings, if any, will be used to finance our growth.

FUTURE SALES BY EXISTING SHAREHOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     We had 6,508,548 shares of Common Stock outstanding at March 31, 2002. Of this amount, 4,877,102 shares are "restricted securities" under the Securities Act subject to restrictions on the timing, manner and volume of sales of such shares. In addition, we registered 500,000 shares of Common Stock, which may be issued under our 1998 Stock Option Plan and we are obligated to register up to an additional 350,000 shares of Common Stock for certain shareholders. Currently, there is only a limited public market for our Common Stock and we cannot guarantee that this market will continue or be available for the sale of Common Stock. We cannot predict if future sales of our Common Stock, or the availability of our Common Stock for sale, will adversely affect the market price for our Common Stock or our ability to raise capital by offering equity securities.

OUR OFFICERS AND DIRECTORS EXERCISE SIGNIFICANT CONTROL OVER OUR AFFAIRS, WHICH COULD RESULT IN THEIR TAKING ACTIONS WITH WHICH OTHER SHAREHOLDERS DO NOT AGREE.

     The officers and directors of the Company own approximately 64.7% of our outstanding Common Stock. Since cumulative voting has not been authorized by our Certificate of Incorporation, this concentration of control means that the officers and directors will be able to elect all of the directors. Our officers and directors also will be able to shape our policies and procedures, to determine if and when any dividends are paid, and to determine the circumstances under which we may be sold or merged, along with other important corporate decisions.

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

     We are subject to certain Delaware laws that could have the effect of delaying, deterring or preventing a change in control of our company. In addition, certain provisions of our Certificate of Incorporation and By-Laws, and the significant amount of Common Stock held by our officers and directors, could together have the effect of discouraging potential takeover attempts or making it more difficult for shareholders to change management.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rate and foreign exchange rate risk as discussed below.

     INTEREST RATE RISK. We have current debt outstanding under a line of credit and a term loan of $6,627,686 at December 31, 2001. The credit facility bears interest at 1% above prime and $6.7 million will mature and be due in April of 2002. If we are required to obtain a replacement line of credit at higher interest rates, an increase in rates of 1% would increase our estimated annual interest expense by approximately $67,000 on the amount of borrowings outstanding under our credit lines at December 31, 2001.

     FOREIGN EXCHANGE RATE RISK. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments or contract prices for work performed for our foreign customers. We are at risk that the exchange rate may fluctuate in a way that negatively impacts the revenues that we are entitled to receive from a particular customer. As of the time of this report, the currency creating foreign risk for us is the Canadian dollar.

ITEM 8.  FINANCIAL STATEMENTS.

     The Financial Statements set forth on pages F-1 to F-22 of this Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our principal independent accountants did not resign or decline to stand for re-election nor were they dismissed during our three most recent fiscal years. Our financial statements for the years ended December 31, 2001, 2000 and 1999 were audited by Comiskey and Company, P.C. There were no disagreements between us and our principal independent accountants, Comiskey and Company, P.C.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information with respect to our directors, executive officers and key employees is set forth below. Service with the Company prior to September 1997 was rendered to PSI.

OFFICER OR
NAME              AGE  POSITION                     DIRECTOR SINCE

George A. Kast     44  Chief Executive Officer and       1993
                       Chairman of the Board

Steven B. Rash     54  President and Chief Financial     2002
                       Officer

Gary L. Brown      45  Director and President of PSI     1996

Michael A. Kast    45  Director and Senior Vice          1999
                       President of PSI

Robert L. Koch     49  Director                          1999

G. Edward Powell   65  Director                          2000

Damian C. Georgino 41  Director                          2001

Thomas M. Matthews 59  Director                          2002

     Certain biographical information with respect to our directors and executive officers is set forth below.

     GEORGE A. KAST founded PSI in 1993 and was an officer and director of PSI until 1997, when PSI merged with Fi-Tek VI, Inc. and became GWT. Prior to forming PSI, from 1983 to 19928, Mr. Kast was the vice-president of GEA/Thermal-Dynamic Towers, Inc. ("TDT"), Lakewood, Colorado, where he was responsible for all marketing activities and directly involved in design and project management of cooling towers, including the design and creation of the pultruded fiberglass structural cooling towers.

     STEVEN B. RASH has more than 20 years of business and management experience that encompasses a variety of multi-national manufacturing and service industries with particular emphasis on domestic and international operations management, including P& L accountability. From 1995-2000, Mr. Rash was President and Chief Executive Officer of American BioMed, Inc., The Woodlands, Texas, a publicly held company. From 1994-1995, Mr. Rash was Vice President of Operations of Blue Rhino Corporation, Winston-Salem, North Carolina, an industrial products manufacturer. From 1992-1994, Mr. Rash was Division President of Maxum Health Corporation, Winston-Salem, North Carolina, where he held profit and loss responsibility for the reorganization of an operating division of this diverse medical equipment and services corporation. Prior to 1992, Mr. Rash held executive positions with Intex Medical Technologies, Inc., and BOC Group, PLC. Mr. Rash received a B.S. degree in Business Administration from the University of Delaware in 1969, and an MBA degree from Southern Illinois University in 1976.

     GARY L. BROWN was Chief Operating Officer and General Counsel of PSI in 1996 and was an officer and General Counsel of GWT from 1997 to 2001. From 1993 to 1996, he was general counsel for Fischbach Corporation, which included Fischbach & Moore, Natkin & Company, Ficon Corporation and Fischbach Power Services, among others. Prior to joining the Fischbach companies, Mr. Brown was engaged in private practice for ten years with the firm of Gorsuch, Kirgis, Campbell, Walker & Grover in Denver, Colorado. Mr. Brown received a B.S.J. degree from the University of Kansas in journalism in 1979 and a J.D. degree from Washburn University in 1983.

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

     DAMIAN C. GEORGINO is currently a partner with the law firm of LeBoeuf, Lamb, Greene & MacRae's Pittsburgh, Pennsylvania office. From 1999 to present, Mr. Georgino has also served as the managing principal of Greenbrier Capital Partners LLC, a private venture capital firm and merchant bank which he founded. From 1995 to 1999, Mr. Georgino served as Executive Vice President, General Counsel and Secretary to United States Filter Corporation, a global water and waste-water treatment company, where he was responsible for all legal matters, corporate development, health and safety, corporate real estate and intellectual property matters. From 1988 to 1995, Mr. Georgino was an attorney for Alcoa Inc. Mr. Georgino also serves as a director of Aqua Care Systems, Inc., a publicly held company, and as the president and chief executive officer of Georgino Industrial Supply, Inc.

     THOMAS M. MATTHEWS was the Chairman and Chief Executive Officer of Avista Corporation, Spokane, Washington from 1998-2001, and the President of Dynegy Corporation, Houston, Texas from 1996-1998. From 1989 to 1996, Mr. Matthews held various executive positions with Texaco, Inc., Houston, Los Angeles and New York, including the position of Vice President of Texaco, Inc. Mr. Matthews also serves as a director of Environmental Power Corporation, a publicly held company.

BOARD COMMITTEES

     The Board of directors established an independent audit committee in November of 2000. Mr. Powell, Mr. Koch and Mr. Georgino are the members of the committee. The compensation committee is chaired by Tom Matthews and includes Mr. Georgino and Mr. Koch.

SIGNIFICANT EMPLOYEES

     The following employees make a significant contribution to our business:

     STEVE D. ADAMS, age 41, joined PSI in 1994 and was the director of applications and projects at TDT from 1992 to 1994. Prior to joining TDT, he was the product manager for new tower and engineering manager at Custodis-Ecodyne, Inc., Santa Rosa, California from 1988 to 1992. Mr. Adams joined PSI in 1994 and is currently vice president-applications. His responsibilities include new tower design, estimating and testing.
He received a B.S. degree in chemical engineering from the University of Missouri in 1983.

     WILLIAM W. HOWARD, age 44, joined PSI in 1993 and was structural design manager for TDT from 1990 to 1993 when he joined PSI. In 1991, he was the committee chairman for the Redwood, Douglas Fir and Fastener Specifications Standards committee of the Cooling Tower Institute. As vice president of engineering of PSI, his responsibilities include the analysis and design of all structural members and joints, proposal reviews, project engineer and directing new tower project managers. He received a B.S. degree in architectural engineering, structures from the University of Colorado in 1982.

FAMILY RELATIONSHIPS

     The following family relationships exist between and among our officers and directors: George A. Kast and Michael A. Kast are brothers, and Gary L. Brown and Robert L. Koch are related by marriage to George A. Kast and Michael A. Kast.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(f) of Regulation S-K during the past five years, except Mr. Rash. Mr. Rash was President and Chief Executive Officer of American BioMed, Inc., which filed for protection under the Federal bankruptcy laws approximately five months after Mr. Rash left American BioMed.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of GWT's outstanding common stock to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2001, Gary L. Brown, Michael A. Kast, Martin E. Hout and Robert L. Koch each failed to timely file one Form 4 reporting one transaction in 2001.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation paid to our CEO and the other executive officers that received in excess of $100,000 of salary and bonus from GWT during the year ended
December 31, 2001:

                                                      Long-Term Compensation Awards
                                                      -----------------------------

                    Annual Compensation ($$)      Restricted
Name &              ------------------------        Stock     Options        Other
Position            Year    Salary     Bonus       Awards     & SAR's     Compensation
--------            ----    ------     -----       ------     -------     -------------

George A. Kast      2001   $225,000       -0-        -0-           -0-      $  14,856
Chairman and Chief  2000    225,000       -0-        -0-         8,334        657,312(1)
Executive Officer   1999    225,500       -0-        -0-        10,544         14,856(1)

Gary L. Brown       2001   $223,269       -0-        -0-        25,000           $-0-
President and Chief 2000    180,000       -0-        -0-         9,600            -0-
Executive Officer   1999    180,000    40,000        -0-         7,719            -0-
of PSI

Michael A. Kast     2001   $223,269       -0-        -0-        25,000        106,464(2)
Vice President of   2000    180,000       -0-        -0-         9,600        137,567(2)
PSI                 1999    156,667       -0-        -0-         6,892        137,567(2)

Martin E. Hout      2001   $119,999       -0-        -0-        25,000           $-0-
Chief Financial     2000    119,808    12,000        -0-         5,867            -0-
Officer             1999    110,000    12,500        -0-         9,375            -0-

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

1998 STOCK OPTION PLAN

     On May 20, 1998, we adopted the 1998 Stock Option Plan (the "Plan") which provides for the issuance of options to purchase up to 500,000 shares of Common Stock to our employees, officers, directors and consultants and those of our subsidiaries. The Plan was ratified by our shareholders at our Annual Meeting of Shareholders on June 30, 1998. As of December 31, 2001, 486,851 options have been awarded to GWT employees and directors, 2,157 options have been exercised and 41,400 have been forfeited. There are 211,653 options which vest over the next four years. Unless sooner terminated, the Plan will expire on May 31, 2008.

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

     The Plan is administered by a Committee consisting of the Board of Directors or the Compensation Committee. At its discretion, the Committee may determine the persons to whom options may be granted and the terms thereof. As noted above, the Committee may issue options to the Board.

     The terms of any options granted under the Plan are not required to be identical as long as they are not inconsistent with the express provisions of the Plan. In addition, the Committee may interpret the Plan and may adopt, amend and rescind rules and regulations for the administration of the Plan.

     Options may be granted as incentive stock options ("Incentive Options") intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (the "Code"), or as non-qualified stock options ("Non-Qualified Options"), which are not intended to so qualify. Only employees of GWT are eligible to receive Incentive Options. The period during which options may be exercised may not exceed ten years. The exercise price for Incentive Options may not be less than 100% of the fair market value of the Common Stock on the date of grant; except that the exercise price for Incentive Options granted to persons owning more than 10% of the total combined voting power of the Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant and may not be exercisable for more than five years. The exercise price for Non-Qualified Options may not be less than 85% of the fair market value of the Common Stock on the date of grant. The Plan defines "fair market value" as the last sale price of GWT's Common Stock as reported on a national securities exchange or on the NASDAQ or, if the quotation for the last sale reported is not available for GWT's Common Stock, the mean between the highest bid and lowest asked prices of GWT's Common Stock as reported by NASDAQ or on the electronic bulletin board or, if none, the National Quotation Bureau, Inc.'s "Pink Sheets" or, if such quotations are unavailable, the value determined by the Committee or the Board of Directors in accordance with its discretion in making a bona fide, good faith determination of fair market value.

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

OPTION GRANTS IN FISCAL 2001

     The following table sets forth certain information regarding options to purchase shares of Common Stock issued to the named executive officers during the fiscal year ended December 31, 2001.

                          OPTION GRANTS IN 2001

                        Number of         Percent of
                          Shares         Total Options    Per Share
                        Underlying        Granted to       Exercise      Expiration
     Name           Options Granted(1) Employees in 2001    Price           Date
     ----           ------------------ -----------------    -----           ----
     Gary L. Brown         25,000             8.6%          $1.05         04-16-04
     Michael A. Kast       25,000             8.6%          $1.05         04-16-04
     Martin E. Hout        25,000             8.6%          $1.05         04-16-04

_______________________
(1) The exercise price of each option is 100% of the fair market value as measured by the closing price of our Common Stock on the date the option was granted. The exercise price is payable in cash.

YEAR-END OPTION VALUES

     No options were exercised by the named executive officers during the fiscal year ended December 31, 2001. The following table provides information on option values of such officers' unexercised options at December 31, 2001:

                         YEAR-END OPTION VALUES

                                           Number of Securities
                                               Underlying                Value of Unexercised
                  Shares                   Unexercised Options           In-the-Money Options
                 Acquired                   at Fiscal Year-end         at Fiscal Year-end($)(2)
                    on       Value      ---------------------------- ----------------------------
Name             Exercise Realized(1)   Exercisable   Unexercisable   Exercisable   Unexercisable
----             -------- -----------   -----------   --------------  -----------   -------------
George A. Kast      -         -           9,660          9,218             -              -
Gary L. Brown       -         -          16,971         25,348           8,500         16,500
Michael A. Kast     -         -          19,232         22,260           8,500         16,500
Martin E. Hout      -         -          20,222         20,020           8,500         16,500

_______________________
(1) Market value of the underlying shares on the date of exercise less the option exercise price.
(2) Market value of shares covered by in-the-money options on December 31, 2001, less the option exercise price. Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. At December 31, 2001, the closing sales price for the Company's Common Stock was $2.50.

LONG-TERM INCENTIVE PLANS

We have no long-term incentive plans other than the 1998 Stock Option
Plan.

REPORTING ON REPRICING OF OPTIONS/SARS

Not applicable.

PERFORMANCE GRAPH

     The performance graph compares the annual change in the Company's cumulative total Shareholder return on its Common Stock during a period commencing on September 25, 1997, the date the Company's stock began publicly trading, and ending on December 31, 2001 as measured by dividing the difference between the Company's share price at the end and the beginning of the measurement period; by the share price at the beginning of the measurement period, with the cumulative total return of each of:
(a) the Nasdaq Composite Index (Nasdaq); and (b) last year's industry Peer Group as measured by the Russell 2000. All graphs assume a $100 investment on September 25, 1997. It should be noted that the Company has not paid any dividends on its Common Stock, and no dividends are included in the presentation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future price performance.

               COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
                     GLOBAL WATER TECHNOLOGIES INC.,
                   NASDAQ, AND THE RUSSELL 2000 INDEX

-----------------------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                                12/31/97       12/31/98       12/31/99       12/31/00       12/31/01
-----------------------------------------------------------------------------------------------------
Global Water Technologies      $  100.00      $   40.91      $   77.27      $   18.96      $   37.92
-----------------------------------------------------------------------------------------------------
Russell 2000                   $  100.00      $   93.90      $  112.32      $  107.60      $  108.71
-----------------------------------------------------------------------------------------------------
Nasdaq Composite               $  100.00      $  131.27      $  243.62      $  147.90      $  116.76
-----------------------------------------------------------------------------------------------------

SOURCE: CARL THOMPSON ASSOCIATES www.ctaonline.com (800) 959-9677. DATA FROM BRIDGE INFORMATION SYSTEMS, INC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of March 31, 2002, by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by us to beneficially own more than 5% of our Common Stock. The address of each of the executive officers is c/o Global Water Technologies, Inc., 1767 Denver West Boulevard, Golden, Colorado 80401.

Name and Address
of Shareholder               Shares Beneficially Owned (1)    Percent of Class
--------------               -----------------------------    ----------------
George A. Kast                        3,529,167 (2)                 53.2%

Gary L. Brown                           200,277 (3)                  3.0%

Michael A. Kast                         479,802 (4)                  7.2%

Steven B. Rash                           75,500 (5)                  1.1%

Robert L. Koch                            1,767 (6)                     *
7330 East 66th Court
Tulsa, OK 74133

G. Edward Powell                          3,700 (7)                  0.1%
45 W. Broad Oaks
Houston, TX 77056

Damian C. Georgino                        1,600 (8)                     *
One Gateway Center, Suite 1600
Pittsburgh, PA  15222

Thomas M. Matthews                           -0-                      -0-
17402 Ridge Top Drive
Houston, TX  77050

All Directors and Executive Officers   4,291,813                    64.7%
as a group (8 persons)

_____________________
*Negligible.
(1) The persons and entities named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them. The number of shares of Common Stock outstanding on April 1, 2002, was 6,502,548. The calculation of percentages is based upon the number of shares of Common Stock issued and outstanding on such date, plus shares of Common Stock subject to options held by the respective persons on April 1, 2002, and exercisable within 60 days thereafter.
(2) Includes options to purchase 8,435 shares of Common Stock at $4.80 per share granted on March 8, 1999, and 5,000 shares of Common Stock at $7.50 per share granted on February 9, 2000, pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(3) Includes options to purchase 6,175 shares of Common Stock at $4.80 per share granted on March 8, 1999, 5,760 shares of Common Stock at $7.50 per share granted on February 9, 2000, and 8,500 shares of Common Stock at $1.05 per share granted on April 16, 2001, pursuant to our 1998 Stock Option Plan, which are currently exercisable.

(4) Includes options to purchase 5,514 shares of Common Stock at $4.80 per share granted on March 8, 1999, 5,760 shares of Common Stock at $7.50 per share granted on February 9, 2000, and 8,500 shares of Common Stock at $1.05 per share granted on April 16, 2001, pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(5) Includes 75,000 shares subject to options exercisable within 60 days of April 16, 2002.
(6) Includes options to purchase 1,600 shares of Common Stock at $1.05 per share granted on June 15, 2001, pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(7) Includes options to purchase 3,200 shares of Common Stock at $1.08 per share granted on November 22, 2000, pursuant to our 1998 Stock Option Plan, which are currently exercisable.
(8) Represents options to purchase 1,600 shares of Common Stock at $1.05 per share granted on June 27, 2001, pursuant to our 1998 Stock Option Plan, which are currently exercisable.

CHANGES IN CONTROL

     There are no understandings, arrangements or agreements known by management at this time, which would result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Michael A. Kast has pledged certificates of deposit in the amount of $825,151 to a bank to secure a credit line for PSI. In consideration for such pledge, PSI agreed to pay Michael A. Kast interest at $8,643 per month. The total amount of interest we recognized to Michael A. Kast was $106,464, $137,567 and $137,567 for the years ended December 31, 2001,
2000 and 1999, respectively.

     George A. Kast has personally guaranteed our obligations (approximately $6,645,000, $6,505,000 and $4,530,000 as of December 31,
2001, 2000 and 1999, respectively) with financial institutions, including our SBA term loan. In addition, as of December 31, 2001, 2000 and 1999, Mr. Kast had personally guaranteed approximately $10,264,000, $8,900,000 and $13,500,000, respectively, of our obligations with bonding companies.

     We leased a facility from George A. Kast during 2001, located in Coeur d'Alene, Idaho, for our research and development associates. The terms of the lease call for payments of $1,238 per month through September of 2001. The lease terminated on January 30, 2002.

     On January 24, 2002, after serving as a consultant to us for approximately ten months, Steven B. Rash joined us as our President. While serving as a consultant, Mr. Rash was granted 75,000 options exercisable at $1.05 per share. Mr. Rash's options expire at the rate of 8,000 options per month, commencing May 1, 2002. Mr. Rash is also currently serving as our Chief Financial Officer pending the selection and appointment of a new Chief Financial Officer.

     On June 15, 2001, Robert L. Koch was granted options to purchase 8,000 shares of our Common Stock. The options are exercisable over a five year period at $1.08 per share. On June 27, 2001, Damian C. Georgino was granted options to purchase 8,000 shares of our Common Stock. Mr. Georgino's options are exercisable over a five year period at $1.05 per share.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Form 10-K:

          Consolidated Financial Statements of Global Water Technologies,
          Inc.:

          Report of Independent Certified Public Accountants

          Consolidated Statements of Operations-Years ended December 31, 2001, 2000 and, 1999

          Consolidated Balance Sheets-December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity-Years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows-Years ended December 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements-December 31, 2001, 2000 and 1999

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

3.4      Bylaws (2)

3.5      Amendment to the Bylaws, dated September 12, 1997(4)

3.6 Certificate of Amendment to the Designation of Preferred Stock (Series B), filed with the State of Delaware on December 29, 1998. (6)

3.7 Certificate of Designations of Preferred Stock (Series C), filed with the State of Delaware on February 24, 2000. (8)

3.8 Certificate of Amendment to the Certificate of Incorporation, filed with the State of Delaware on August 7, 2001.

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

10.6     1998 Stock Option Plan (6)

10.7     Registration Rights Agreement dated as of July 12, 1999 (7)

10.8     Real Property Lease, dated December 30, 1999, between GK
         Holdings, Inc. and Global Water Technologies, Inc.(7)

18 Letter, dated November 19, 1998, from Comiskey & Company, P.C. re: change in accounting principles (5)

21       Subsidiaries of the Company

23       Consent of Comiskey & Company Professional Corporation,
         independent accountants
______________________
(1) Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (No. 33-37513-D) and incorporated herein by reference.
(2) Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-18 (No. 33-37513-D) and incorporated herein by reference.

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

Date:  April 12, 2002         GLOBAL WATER TECHNOLOGIES, INC.

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

Signatures               Title                              Date
----------               -----                              ----

/s/ George A. Kast       President, Chief Executive         April 12, 2002
------------------------ Officer, (Principal Executive
George A. Kast           Officer) and Chairman of the Board

/s/ Steven B. Rash       President and Chief Financial      April 12, 2002
------------------------ Officer (Principal Financial
Steven B. Rash           Officer)

/s/ Gary L. Brown        Secretary and Director             April 12, 2002
------------------------
Gary L. Brown

/s/ Michael A. Kast      Director                           April 12, 2002
------------------------
Michael A. Kast

/s/ Robert C. Koch       Director                           April 12, 2002
------------------------
Robert C. Koch

/s/ G. Edward Powell     Director                           April 12, 2002
------------------------
G. Edward Powell

/s/ Damian C. Georgino     Director                         April 12, 2002
------------------------
Damian C. Georgino

/s/ Thomas M. Matthews     Director                         April 12, 2002
------------------------
Thomas M. Matthews

                      INDEX TO FINANCIAL STATEMENTS
                      -----------------------------

            GLOBAL WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Comiskey and Company, P.C. Independent Certified Public
Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Statements of Operations For Years Ended
December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . .F-3

Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999 . .F-4

Consolidated Statements of Cash Flows For Years Ended
December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Stockholders' Equity For Years Ended
December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements December 31, 2001, 2000
and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Global Water Technologies, Inc.

     We have audited the consolidated balance sheets of Global Water Technologies, Inc. as of December 31, 2001, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Global Water Technologies, Inc. as of December 31, 2001, 2000 and 1999 and the results of its operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

Denver, Colorado
March 22, 2002
(except for paragraph 3
of footnote 17, which is
dated April 12, 2002).

                                     COMISKEY & COMPANY
                                   PROFESSIONAL CORPORATION

                     GLOBAL WATER TECHNOLOGIES, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2001, 2000 and 1999

                                                     2001             2000              1999
                                                     ----             ----              ----
Net revenues:
  United States                                  $ 80,366,308     $ 40,729,990      $ 60,134,087
  International                                     5,277,044        9,498,094         7,818,880
                                                 ------------     ------------      ------------
    Total revenues                                 85,643,352       50,228,084        67,952,967
                                                 ------------     ------------      ------------
Costs and expenses:
  Cost of sales                                    79,841,512       49,065,300        60,851,840
  Selling, general and administrative               4,906,052        4,926,055         4,938,947
  Research and development                             26,436           24,320            30,618
                                                 ------------     ------------      ------------
    Total costs and expenses                       84,774,000       54,015,675        65,821,405
                                                 ------------     ------------      ------------

Operating income (loss)                               869,352       (3,787,591)        2,131,562

Other income (expense):
  Interest - (expense)                               (541,636)        (516,970)         (395,813)
  Interest - income                                   159,191          526,555           129,265
  Other, net                                           32,182           47,969             5,883
                                                 ------------     ------------      ------------

Income (loss) before income taxes                     519,089       (3,730,037)        1,870,897

Income taxes (benefit)                                247,025       (1,578,974)          566,115
                                                 ------------     ------------      ------------

Net income (loss) before preferred dividend           272,064       (2,151,063)        1,304,782

Preferred stock dividend                               12,000           14,000            20,000
                                                 ------------     ------------      ------------

Net income (loss) available for
 common shareholders                             $    260,064      $(2,165,063)     $  1,284,782
                                                 ============      ===========      ============

Income (loss) per share:
  Basic weighted average shares outstanding         6,081,715        5,823,632         5,569,252
  Basic income per share available for common    $      0.043      $    (0.372)     $      0.231
                                                 ============      ===========      ============



  Fully diluted weighted average shares
   outstanding                                      6,151,419        5,823,632         5,575,973
  Fully diluted income (loss) per share          $      0.042      $    (0.372)     $      0.230
                                                 ============      ===========      ============


The accompanying notes are an integral part of the financial statements

                     GLOBAL WATER TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                 As of December 31, 2001, 2000 and 1999

                                                     2001             2000              1999
                                                     ----             ----              ----
ASSETS
------
Current assets:
  Cash and cash equivalents                      $    293,880     $    565,267      $    707,264
  Trade accounts receivable, net of allowance
    for doubtful accounts of $99,920, $169,159,
    and $136,029, respectively and including
    retainage of $3,499,794, $783,671 and
    $1,780,308, respectively                       26,176,322       11,990,459        11,210,659
  Other receivables                                 2,242,694        1,709,717           358,861
  Costs and estimated earnings in excess of
    billings on  uncompleted contracts             24,849,266       16,455,824        10,968,967
  Income taxes receivable                           1,000,052          559,120                 -
  Inventories                                       1,745,411        1,325,002           888,102
  Deferred income taxes                                34,040           58,647                 -
  Prepaid expenses                                    664,302          244,661           279,459
                                                 ------------     ------------      ------------
        Total current assets                       57,005,967       32,908,697        24,413,312
                                                 ------------     ------------      ------------

Property and equipment, net                         1,383,122        1,320,974           768,821
Deferred income taxes                                      --          558,137                --
Costs and estimated earnings in excess of
  billings on uncompleted contracts - long term       386,313               --                --
Intangibles, net of amortization                      213,494           19,238            30,242
Deposits                                               16,963           82,956            51,555
Long-term receivable                                1,128,705          871,862                --
                                                 ------------     ------------      ------------
                                                 $ 60,134,564     $ 35,761,864      $ 25,263,930
                                                 ============     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt           $  6,691,149     $  4,484,367      $  1,935,394
  Accounts payable                                 42,485,332       22,173,378        13,718,901
  Accrued liabilities                               2,803,102        2,222,460         1,916,508
  Billings in excess of costs and estimated
    earnings on uncompleted contracts               3,432,416        2,588,751         1,304,863
  Income taxes payable                                 41,097          122,750           586,793
  Deferred income taxes                                    --               --            10,517
                                                 ------------     ------------      ------------
        Total current liabilities                  55,453,096       31,591,706        19,472,976
                                                 ------------     ------------      ------------

Long-term debt                                        195,933          343,396         1,989,390
Deferred income taxes                                  64,457           62,148            55,368

Stockholders' equity:
  Preferred stock, no par value, 20,000,000
    shares authorized; 876,341, 876,341, and
    1,000,000 shares issued and outstanding
    respectively; stated at redemption value
    of $0.0001 for 1999 only                               --               --               100
  Preferred stock, no par, 1,000 shares
    authorized; 150, 150 and 250 shares issued
    and outstanding as of December 31, 2001,
    2000 and 1999; stated at redemption value
    of $1,000                                         150,000          150,000           250,000
  Common stock, $0.0006 par value; 25,000,000,
    13,333,333 and 13,333,333 shares authorized;
    6,190,948, 5,990,048 and 5,139,238 shares
    issued and outstanding, respectively                3,714            3,594             3,083
  Capital in excess of par value                    4,183,558        3,787,278         1,504,208
  Retained earnings (deficit)                          83,806         (176,258)        1,988,805
                                                 ------------     ------------      ------------
        Total stockholders' equity                  4,421,078        3,764,614         3,746,196
                                                 ------------     ------------      ------------
                                                 $ 60,134,564     $ 35,761,864      $ 25,263,930
                                                 ============     ============      ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For Years Ended December 31, 2001, 2000 and 1999

                                                     2001             2000              1999
                                                     ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) available for common
  shareholders:                                  $    260,064     $ (2,165,063)     $  1,284,782
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities
      Depreciation                                    358,590          300,471           204,852
      Amortization                                     49,106           11,004            11,004
      Stock and options issued for services           396,400               --                --
      (Gain) Loss on disposition of fixed assets           --               --            (1,392)
      Decrease (increase) in deferred income tax
        assets                                        585,053         (620,522)         (118,752)
      (Increase) decrease in working capital:
        Trade accounts receivable                 (13,814,001)        (779,800)       (3,005,096)
        Other receivables                          (1,161,677)      (1,350,856)         (295,262)
        Costs and estimated earnings in excess
        of billings on uncompleted contracts
                                       - current   (8,393,442)      (5,486,857)       (7,345,429)
                                       - long term   (386,318)              --                --
        Income taxes receivable                      (440,932)        (559,120)           60,960
        Inventories                                  (420,409)        (436,900)         (569,644)
        Prepaid expenses                             (419,641)          34,798          (115,155)
        Deposits                                       65,993          (31,401)           54,465
        Accounts payable                           20,311,954        8,454,477         6,352,429
        Income taxes payable                          (81,653)        (464,043)          373,182
        Accrued liabilities                           580,643          305,952            31,558
        Billings in excess of costs and estimated
          earnings on uncompleted contracts           843,665        1,283,888          (381,305)
                                                 ------------     ------------      ------------
    Net cash provided by (used in) operating
      activities                                   (1,666,605)      (1,503,972)       (3,458,803)
                                                 ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in license                               (60,000)              --                --
  Purchase of property and equipment                 (604,100)        (567,366)         (323,563)
  Proceeds from sales of assets                            --               --            20,000
  Investment in long-term lease receivable                 --         (871,862)               --
  Issuance of stockholder loan                             --               --            47,766
                                                 ------------     ------------      ------------

    Net cash (used in) investing activities          (664,100)      (1,439,228)         (255,797)
                                                 ------------     ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Lines-of-credit                                   2,200,000          775,988         1,987,000
  Issuance of common stock                                 --        2,283,481           962,425
  Issuance (redemption) of preferred stock                 --         (100,000)               --
  Repayment of debt                                  (140,682)        (158,266)         (278,860)
                                                 ------------     ------------      ------------
    Net cash provided by financing activities       2,059,318        2,801,203         2,670,565
                                                 ------------     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (271,387)        (141,997)       (1,044,035)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          565,267          707,264         1,751,299
                                                 ------------     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR           $    293,880     $    565,267      $    707,264
                                                 ============     ============      ============

Supplemental cash flow disclosures-Cash paid for interest was $516,970, $395,183 and $167,420 for the years ended December 31, 2001, 2000 and 1999, respectively. Cash paid for income taxes was $64,316, $37,565 and $176,547 for the years ended December 31, 2001, 2000 and 1999, respectively. Purchases of property using debt totaled $285,257 and $43,410 for the years ended 2001 and 2000, respectively.

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Years ended December 31, 2001, 2000 and 1999

                  Preferred Stock     Preferred Stock                           Capital in   Retained
                      Series B          Series A & C          Common Stock      Excess of    Earnings
                  Shares   Amount   Shares      Amount    Shares        Amount  Par Value    (Deficit)    Total
                 -------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1999   250  $250,000  1,000,000   $   100    5,139,238     $ 3,083  $1,504,208  $1,988,805  $3,746,196

Stock issued from
 exercise of C
 warrants various
 exercise dates      --        --       --         --       228,334         137   2,164,463          --   2,164,600

Stock issued from
 exercise of placement
 agent options,
 March 1, 2000       --        --         --         --      22,500          14     107,986          --     108,000

Stock issued from
 exercise of employee
 stock options,
 various exercise
 dates               --        --         --         --       2,157           1      10,880          --      10,881

Stock issued from
 redemption of
 preferred series A,
 March 10, 2000      --        --   (123,659)       (12)    597,684         359        (347)         --          --

Redemption of
 preferred series
 A and issue of
 preferred series C,
 February 22, 2000   --        --         --        (88)         --          --          88          --          --

Redemption of
 preferred series B,
 May 1, 2000       (100) (100,000)        --         --          --          --          --          --    (100,000)

Stock issued, fractional
 shares, various     --        --         --         --         135          --          --          --          --

Net (loss) available
 for common          --        --         --         --          --          --              (2,165,063) (2,165,063)
                   ----  --------  ---------   --------   ---------     -------  ----------  ----------  ----------

BALANCE,
DECEMBER 31, 2000   150  $150,000    876,341   $     --   5,990,048     $ 3,594  $3,787,278  $ (176,258) $3,764,614

Stock issued to
 consultant,
 July 15, 2001       --        --         --         --     200,000        120      289,380          --     289,500

Options issued to
 consultant,
 Nov. 27, 2001       --  $     --         --         --          --         --      106,900          --     106,900

Net income available
 for common          --  $     --         --         --          --         --           --     260,064     260,064
                   ----  --------  ---------   --------   ---------     -------  ----------  ----------  ----------
BALANCE,
DECEMBER 31, 2001   150  $150,000    876,341   $     --   6,190,048     $ 3,714  $4,183,558  $   83,806  $4,421,078
                   ====  ========  =========   ========   =========     =======  ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
                NOES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999


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

     GWT, through another wholly owned subsidiary, Applied Water Technologies, Inc. ("AWT") is in the business of providing environmentally sound water treatment services to the cooling tower market. Global Water Services, Inc. ("GWS") another wholly owned GWT subsidiary, is in the business of providing total cooling water management services to cooling tower customers.

BASIS OF PRESENTATION
---------------------

     The consolidated financial statements include the financial statements of Global Water Technologies, Inc. and its wholly owned subsidiaries including PSI. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND COST RECOGNITION
----------------------------

     The Company recognizes revenues on long-term tower construction projects using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Contracts on selected projects where there are both repair and new tower components are segmented between the two distinct phases and accordingly, gross margin related to each activity is recognized as those separate phases are completed using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. The cost of uninstalled materials specifically fabricated for contracts, are included in contract costs incurred to date. Changes to total estimated costs and to contract revenues via change orders and are recognized in the period in which they are determined. In addition, a provision is made for the entire amount of future estimated losses, if any, on contracts in progress in the period in which such losses are determined.

     Contract costs include all direct materials, subcontract costs, labor costs and those indirect costs related to contract performance, including shipping and handling costs. Selling, general and administrative costs are charged to expenses as incurred.

     The aggregate of costs incurred and income recognized in excess of related billings on uncompleted contracts is shown as a current asset, and the aggregate of billings in excess of related costs incurred and income recognized on uncompleted contracts is shown as a current liability.

                     GLOBAL WATER TECHNOLOGIES, INC.
                NOES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999


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

INCOME PER SHARE
----------------

     Basic income per share is computed on the basis of the weighted average number of common shares outstanding for the respective periods. Fully diluted income per share is computed using the treasury stock method on the basis of the weighted average number of common shares after giving effect to all dilutive potential common shares that were outstanding during the respective periods. On December 31, 2001 and 1999, there were 145,150 and 50,313 warrants and options that were considered dilutive securities, respectively. As of December 31, 2000, there were no existing dilutive common stock equivalents.

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

     During 1997, the Company established a Foreign Sales Corporation ("FSC") in the United States Virgin Islands. The wholly owned subsidiary will be used as a commission agent on eligible foreign sales. The eligible sales, which qualify for FSC treatment, will generate permanent tax differences for the Company.

CASH EQUIVALENTS
----------------

     The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2000 and 1999, cash equivalents included $58,747, and $254,175, respectively, in amounts restricted to the payment of vendor obligations on specific projects.

                     GLOBAL WATER TECHNOLOGIES, INC.
                NOES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999


INVENTORY VALUATION
-------------------

     Inventory is stated at the lower of cost (first-in, first-out method) or market value which is approximated by average cost. The inventory consists primarily of parts and structural materials not specifically fabricated for use on future jobs.

ADVERTISING
-----------

     The Company expenses costs for advertising in the period in which the advertising first takes place. Advertising costs charged to expense totaled $160,574, $260,593, and $408,402 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

INTANGIBLES
-----------

     Intangible assets relate to a non-compete agreement, goodwill, and an independent third party product endorsement, all of which are amortized over a five year period. During 2001, an investment was also made in a licensing agreement. This license is being amortized over a five year period.

CONCENTRATIONS OF RISK
----------------------

     Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and trade accounts receivable. The Company maintains minimum cash balances which are partially covered by FDIC insurance and which are maintained in accounts held by major banks and financial institutions in the United States. As of December 31, 2001, the Company had deposits in excess of FDIC issued limits of approximately $295,000. As is customary in the industry and where appropriate, the Company often grants uncollateralized credit to its customers, which include all sizes of companies operating in a broad range of industries. In order to mitigate its credit risk, the Company continually evaluates the credit worthiness of its customers and, where appropriate, strives to obtain appropriate collateral, including the filing of liens against projects.

     From time to time, the Company may have projects that exceed the 10% revenue threshold for defining a major customer. Because each project is awarded independently from other projects, management does not believe that the completion of the contractual arrangements with any major customer that may arise will have a material adverse effect on the Company. The Company had a major customer accounting for 32.4% of revenues and 33.5% of accounts receivable during 2001. For the year ending December 31, 2000, the Company did not have a

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

major customer accounting for more than 10% of its revenues. The Company had a major customer accounting for 39.8% of revenues during 1999. Additionally, the Company has nine projects with one customer included in its December 31, 2001, backlog which represents approximately 18% of its total backlog and two projects with another customer representing another 18% of total backlog.

RECLASSIFICATIONS
-----------------

     Certain amounts as of or for the years ended December 31, 2000 and 1999 have been reclassified to conform with the December 31, 2001 presentation.

2.   PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment as of December 31, 2001, 2000 and 1999:

                                                 2001          2000           1999
                                                 ----          ----           ----
   Office furniture and equipment         $ 1,575,501   $ 1,233,684    $   893,132
   Machinery and equipment                    375,356       382,834        224,120
   Vehicles                                   527,984       498,355        213,098
   Leasehold improvements                     144,679       107,711         39,610
                                          -----------   -----------    -----------
                                          $ 2,623,520   $ 2,222,584    $ 1,369,960
   Less accumulated depreciation            1,240,398       901,610        601,139
                                          -----------   -----------    -----------
   Property and equipment, net            $ 1,383,122   $ 1,320,974    $   768,821
                                          ===========   ===========    ===========

3.   STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK
--------------------------

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

     On February 22, 2000, the Company authorized the issuance of 876,341 shares of Series C Preferred Stock at no par and zero redemption value. These shares were issued in exchange for 876,341 shares of Series A Preferred Stock. The Series A Preferred Stock would have converted into 4,235,649 upon the filing of the Company's 10-KSB for the fiscal year ended December 31, 1999. The Series C Preferred Stock will automatically convert into Common stock at a ratio of 4.83:1 upon a change in control of the Company. The remaining 123,659

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

shares of Series A Preferred Stock converted into 597,684 shares of Common Stock on March 10, 2000.

     On November 4, 1997, the Company increased the authorized shares of Common Stock to 13,333,333 shares. On June 27, 2001, at its annual meeting, the Company increased the authorized shares of Common Stock to 25,000,000. On December 15, 1997, the Company issued 10,417 shares of Common Stock relating to a non-compete agreement. On October 7, 1998, the Company issued 13,404 shares of Common Stock related to an outstanding option.

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

     On July 15, 2001, the Company issued 200,000 shares of stock to a consultant in exchange for services over a two year period. This stock was valued at $289,500 at the time of issue.

WARRANTS AND OPTIONS
--------------------

     On November 27, 2001, 150,000 warrants were issued to an investment banking house who assisted in the Company's initial public offering in 1992. These warrants were valued at $106,900 using a Black-Scholes option pricing model. This warrant valuation is being amortized to income over the three year term of the warrants. The warrants are exercisable at $5 per share and are scheduled to expire on November 27, 2004.

COMPREHENSIVE INCOME
--------------------

     The Company has no items requiring separate disclosure pursuant to Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income.

4.   EMPLOYEE STOCK OPTIONS

     On May 20, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") which provides for the issuance of options to purchase up to 500,000 shares of Common Stock to

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

employees, officers, directors and consultants of the Company and its subsidiaries. The Plan was ratified by the Company's shareholders at the Company's Annual Meeting of Shareholders on June 30, 1998. Management granted 82,813 options to employees on March 8, 1999, 104,538 on February 9, 2000, 8,000 on November 21, 2000 and 291,500 at various dates in 2001.

     The Company granted the 1999 stock options to employees at a strike price of $4.80 per share when the Company's stock traded at $4.20 and the 2000 stock options at $7.50 per share when the Company's stock traded at $6.60. The 2001 stock options awards have strike prices ranging from $1.05 to $3.455 when the Company's stock was trading at comparable levels. The 1999 and 2000 option awards vest to employees in the following manner: 20% immediately and 20% each year over the next four years measured from the grant date. The 2001 wards have various vesting schedules ranging from immediately to a four year vesting timetable measured from the grant date. If an employee leaves the Company for any reason prior to the shares being vested, then the remaining non-vested shares are forfeited. Employees exercised 2,157 options during 2000.

OPTION ACTIVITY                                  2001          2000           1999
                                                 ----          ----           ----
   Outstanding at January 1, 2001              168,767        77,005            --
   Granted                                     291,500       112,538        82,813
   Forfeited                                   (16,793)      (18,619)       (5,808)
   Exercised                                        --        (2,157)           --
                                               -------       -------        ------
   Outstanding at December 31, 2001            443,474       168,767        77,005
                                               =======       =======        ======

   Vested at December 31, 2001                 231,821        51,646        15,401
                                               =======       =======        ======

   Weighted average price outstanding          $  2.81       $  6.01        $ 4.80
                                               =======       =======        ======

     Under FAS 123, Accounting for Stock Based Compensation, the measurement of fair value utilizing an option pricing model at the date of grant is based upon, among other criteria, the applicable exercise price, the current stock value, the estimated exercise date of the options, the vesting schedule, the estimated forfeitures, the risk-free rate of return, the volatility of the stock underlying the options and adjustments to the above pertaining to specific Company circumstances. The fair value of the above employee stock options utilizing a Black-Scholes option pricing model is $117,577 and $9,276 for 2001 and 2000 grants, respectively. These amounts have not been reflected in income since the Company is accounting for stock based compensation in accordance with APB-25.

     The pro-forma effect of utilizing the fair value based accounting to measure stock based compensation would be the following:

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999


                                                 2001          2000           1999
                                                 ----          ----           ----
   Pro-form net income (loss)                 $198,336    $(2,170,415)    $1,197,555
   Pro-forma basic income per share             $0.033        $(0.372)        $0.215
   Pro-forma fully diluted income per share     $0.032        $(0.372)        $0.215

   Assumptions:
   Volatility                                      50%            50%            75%
   Risk free rate of return                       3.5%           6.0%           5.5%
   Forfeiture rate                               10.0%          10.0%          10.0%

5.   BACKLOG

     The following 2001 schedule summarizes changes in backlog on contracts during the years ended December 31, 2001, 2000 and 1999. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts.

                                                 2001          2000           1999
                                                 ----          ----           ----
   Backlog, beginning of year               $34,258,116   $20,846,108    $27,155,058
   Contracts removed                         (2,210,372)   (3,402,196)             -
   New contracts during year                109,190,689    67,042,288     61,774,341
   Contract revenues earned during the year (85,988,285)  (50,228,084)   (68,083,291)
                                            -----------   -----------    -----------
   Backlog, end of year                     $55,250,148   $34,258,116    $20,846,108
                                            ===========   ===========    ===========

6.   LONG-TERM OPERATING LEASES

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

     During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option to purchase the office building in which GWT's principal offices are located. On December 31, 1999, GWT and GK Holdings entered into a ten-year lease of the building, commencing January 1, 2000. The triple-net lease required monthly rental payments of $53,538 per month. The Company believes that the terms of the lease are no less favorable to GWT than comparable office space in the area of our offices. GWT subleased a portion of the garden level of the building for approximately $10,000 per month to unaffiliated entities at varying monthly

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

rentals. All of the subleases had terms of twelve months or less. In November of 2000, Mr. Kast sold his interest in the building to an unaffiliated entity.

     The Company had a 60-month lease for its former office space in Lakewood, CO, for approximately $14,519 per month, and which expired in October 1999. The Company also had a 60 month lease with a stockholder for a research and testing facility located in Idaho, for $1,238 per month, and which expired on January 30, 2002. The Company leased approximately 17,700 square feet from an unaffiliated entity on an annual basis in Denver, Colorado, which we utilized for light structural fabrication, component storage and centralized warehousing for tools and equipment. The lease has expired and the Company has entered into an agreement to purchase a building in March 2002 for the operation. (See Subsequent Events).

     The following is a schedule by year of future minimum lease payments required under these leases:

          2002                                $  657,216
          2003                                   642,456
          2004                                   642,456
          2005                                   642,456
          2006                                   642,456
          Thereafter                           1,927,368
                                              ----------
          In the aggregate                    $5,154,408
                                              ==========

     Rent expense net of sublease income totaled $558,096, $377,443 and $450,171 for the years ended December 31, 2001, 2000 and 1999, respectively.

7.   LONG- AND SHORT-TERM DEBT

     The Company has a line of credit with Wells Fargo Bank totaling $4,800,000. The line-of-credit is secured by a stockholder's personal certificates of deposit of $825,151 and certain business assets. The line of credit has a tiered rate of 5.14% on the first $822,000 and 5.75% on the remaining portion.

     The Small Business Administration guarantee of certain term debts subjects the Company to financial covenants including a minimum net worth, limitations on capital withdrawals and the personal guarantee of George A. Kast, President and CEO. The Company was in compliance with all covenants as of December 31, 2001, 2000 and 1999. The Export Import Bank of the United States guarantee of certain debts subjects the Company to collateral requirements on eligible foreign receivables and inventories. The Company was in compliance with all requirements as of December 31, 2001. The international line of credit and a portion of the domestic line matures on April 30, 2002. The Company is negotiating extension of the remaining portion of the domestic line. Management expects these lines of credit will be renewed at comparable terms.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

     The following is a summary of the future maturities of debt for the years ending December 31:

          2002                               $6,691,149
          2003                                  116,339
          2004                                   55,395
          2005                                   13,610
          2006                                   10,589
                                             ----------
          Total                              $6,887,082
                                             ==========

     The following is a summary of the long- and short-term debt as of December 31, 2001, 2000 and 1999:

                                                 2001          2000           1999
                                                 ----          ----           ----
Wells Fargo Bank, Lakewood, CO:
  --Line-of-credit-domestic                  $4,800,000    $2,450,000     $1,725,000
  --Line-of-credit-international; guaranteed
    to 90% of the outstanding balance by the
    Export/Import bank of the United States
    secured by eligible accounts receivable
    and inventories, interest at 1% above
    prime                                     1,705,988     1,855,988      1,805,000
  --Small Business Administration 90%
    guaranteed loan-payable in monthly
    installments of $8,334 plus interest at
    1.0% above prime rate; secured by
    furniture and equipment, inventory,
    accounts receivable and assignment
    of life insurance policy                         --            --            596
  --Small Business Administration 90%
    guaranteed loan-payable in monthly
    installments of $7,917 plus interest at
    1.0% above prime rate; secured by
    furniture and equipment, inventory,
    accounts receivable and assignment of
    life insurance policy                       121,688       224,609        319,614
Ford Motor-payable in various monthly
    installments of $459 to $893, including
    interest at 8.49% to 10.81%,secured by
    eleven vehicles                             257,283       288,520         42,244
GMAC-payable in monthly installments of $542,
    including interest at 9.96%; secured by
    a vehicle                                     2,123         8,646         32,330
                                             ----------    ----------     ----------
                                             $6,887,082    $4,827,763     $3,924,784

Less current maturities included in current
    liabilities                               6,691,149     4,484,367      1,935,394
                                             ----------    ----------     ----------
  Net long-term debt                         $  195,933    $  343,396     $1,989,390
                                             ==========    ==========     ==========

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

8.   INCOME TAXES

     The components of the net deferred tax liability at December 31, 2001, 2000 and 1999 are as follows:

                                                 2001          2000           1999
                                                 ----          ----           ----
Deferred tax liabilities:

  Property and equipment                       $ 49,457     $  47,147       $ 61,685
  Other                                          15,000        15,000         15,000
                                               --------     ---------       --------
    Total deferred tax liabilities             $ 64,457     $  62,147       $ 76,685
                                               ========     =========       ========

Deferred tax assets:

  Non-current loss carry forward               $     --     $ 558,137       $     --
  Accounts receivable allowance                  34,040        58,647         10,800
                                               --------     ---------       --------
    Total deferred tax assets                  $ 34,040     $ 616,784       $ 10,800
                                               --------     ---------       --------

Net deferred tax (assets) liabilities          $ 30,417     $(554,637)      $ 65,885
                                               ========     =========       ========

     The provision for income taxes consisted of the following at December 31, 2001, 2000 and 1999:

                                                 2001          2000           1999
                                                 ----          ----           ----
   Income taxes currently payable              $ 16,273    $        --      $686,557
   Income tax effect of operating loss          203,835       (957,268)           --
   Deferred income taxes                         26,917       (620,532)     (118,752)
   Increase (decrease) in other, net                            (1,174)       (1,690)
                                               --------    -----------      --------
     Income tax expense                        $247,025    $(1,578,974)     $566,115
                                               ========    ===========      ========

     The differences between the federal income tax rate of 34% and the Company's effective tax rate of 47.6% were as follows:

                                                 2001          2000           1999
                                                 ----          ----           ----
   Taxes (benefit) at the U.S. statutory rate  $176,440    $(1,268,213)     $636,105
   State income taxes,
      net of federal income tax benefit          26,019       (114,137)       37,044
   Permanent M-1 differences                         --       (252,092)     (175,270)
   Non-deductible items                          31,478         33,447        39,411
   Adjustment in effective tax rate estimates
      for timing differences                     (1,117)       (32,855)       34,025
   Other                                         14,205         54,876        (5,200)
                                               --------    -----------      --------
      Provision for income taxes               $247,025    $(1,578,974)     $566,115
                                               ========    ===========      ========

     At December 31, 2001, the Company has $1,435,000 in federal net operating tax loss carryforwards which may be used to offset future taxable income through the year 2020, as well as alternative minimum tax credits totaling $181,000, which may be carried forward indefinitely as an offset to future federal income taxes payable. The Company also has state investment tax credits totaling $16,000 which expire between 2004 and 2007.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

9.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Uncompleted contracts at December 31, 2001, 2000 and 1999 are summarized as follows:

                                                 2001          2000           1999
                                                 ----          ----           ----
   Costs incurred to date                    $ 97,875,478   $60,022,201    $53,062,731
   Gross profit recognized to date              5,355,444     6,706,534      7,342,093
                                             ------------   -----------    -----------
   Total costs plus gross profit to date     $103,230,922   $66,728,735    $60,404,824
   Billings to date                            81,427,759    51,989,800     50,740,720
                                             ------------   -----------    -----------
                                             $ 21,803,163   $14,738,935    $ 9,664,104
                                             ============   ===========    ===========

     The above amounts are included in the accompanying balance sheets under the following captions:

                                                 2001          2000           1999
                                                 ----          ----           ----
Costs and estimated earnings in excess of
     billings on uncompleted contracts       $25,235,579    $16,455,824    $10,968,967
   Long-term lease receivable                         --        871,862             --
Billings in excess of costs and estimated
     earnings on uncompleted contracts         3,432,416      2,588,751      1,304,863
                                             -----------    -----------    -----------
                                             $21,803,163    $14,738,935    $ 9,664,104
                                             ===========    ===========    ===========

10.  ACCRUED LIABILITIES

     The accrued liabilities consist of the following as of December 31, 2001, 2000 and 1999:

                                                 2001          2000           1999
                                                 ----          ----           ----
   Payroll taxes payable                     $1,082,874     $  608,952     $   78,876
   Accrued commissions payable                  768,725        474,222        810,690
   Accrued salaries and vacations               249,666        438,354        272,174
   Sales tax payable                             79,806        281,210        524,129
   Accrued workers compensation                 109,447             --            --
   Other accrued liabilities                    512,584        419,722        230,639
                                             ----------     ----------     ----------
                                             $2,803,102     $2,222,460     $1,916,508
                                             ==========     ==========     ==========

11.  LITIGATION AND CLAIMS

     Our PSI subsidiary is a litigant in a lawsuit filed by a subcontractor in the Commonwealth Court of Puerto Rico alleging breach of contract emanating from a project performed by PSI. The initial complaint sought approximately $450,000 in damages. Subsequent to the initial filing, the plaintiff amended its complaint to increase its damage demand to approximately $1,200,000. PSI has denied the allegations of the plaintiffs claim and has filed a counterclaim against the plaintiff and the plaintiff's bonding company, seeking damages in the approximate amount of $950,000 associated with the cost of completion of the project after the plaintiff defaulted and was terminated for cause under its contract with PSI. PSI

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

also seeks the recovery of its costs associated with the litigation and reasonable attorney's fees. Discovery concerning this matter has commenced and is in process. No trial date for this matter has been set. While PSI feels very strong in its position, there is no definitive time frame for completion of this litigation and no assurances can be given on its outcome. PSI has approximately $1.1 million in long term receivables and capitalized costs net of reserves, related to this matter. Should an adverse decision occur with respect to this matter it would have a material adverse effect on the Company's financial statements.

     PSI is also involved in litigation with Consorcio Azucerero Esconpion S.A. de CV ("CAZE") La Providencia, El Potrero, and Impulsora De La Cuenca Del Papaloapon. On December 29, 2000, PSI filed suit against the named defendants, seeking approximately $4,300,000, and alleging breach of contract in the engineering and supply of cooling tower materials to the defendants. The complaint was filed in Jefferson County District Court of Colorado; however CAZE has sought to remove the proceeding to Federal District Court for the District of Colorado. PSI has objected to the requested removal and, to date, the court has not ruled on PSI's objection and motion to remand back to state court.

     CAZE has answered the complaint, denying the allegations contained in the complaint. CAZE has also asserted a counterclaim against PSI for alleged breach of contract. PSI has answered the counterclaim, and has denied the allegations of CAZE. PSI does not believe there is any merit to CAZE's counterclaim.

     CAZE thereafter moved for a stay of all proceedings relating to this matter. The initial underlying basis of CAZE's request for a stay of the proceedings was to allow the co-defendants the opportunity to retain independent counsel, inasmuch as the Government of Mexico expropriated the capital stock and assets of the three sugar mills (La Providencia, El Potrero and Impulsora De La Cuenca Del Papaloapon) from CAZE, which has heretofore owned the capital stock and assets of the mills. The order of expropriation by the Government of Mexico occurred on September 3, 2001.

     To date, neither the Government of Mexico, nor El Potrero, La Providencia or Impulsora De La Cuenca Del Papaloapon have entered an appearance or filed an answer to the complaint of PSI. A second stipulated and court approved stay of proceedings was in effect until March 15, 2002 to allow the parties to attempt to resolve their issues. All parties to this matter remain engaged in settlement discussions. The three sugar mills (El Potrero, La Providencia or Impulsora De La Cuenca Del Papaloapon) have formally indicated a desire to complete the purchase of the engineering services and cooling tower materials, and an agreement resolving these matters is currently pending for approval by the Government of Mexico. PSI believes that is has meritorious claims concerning this matter. PSI has retained all manufactured materials in its possession and has not allowed any materials to be shipped to Mexico. In the event that this matter is not amicably resolved, PSI will vigorously pursue its remedies in the litigation. In the event that PSI is unsuccessful in its pursuit of its legal remedies, the Company may be forced to write off all or a portion of the receivable, less the cost of the materials retained in its possession, and such an occurrence would have a material adverse effect on the Company's financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

     PSI has an unresolved claim with AES emanating from a contract performed for the Washington Group, which was assigned by the Bankruptcy court in the Washington Group bankruptcy to AES. PSI's claim is in the approximate amount of $700,000 and emanates from, among other things, project delays, changed conditions, site conditions and interference on the project site. In the event that the parties are unable to amicably resolve this matter, PSI will institute legal action and lien the project. While PSI feels strong in its position, there is no definitive time frame for completion of this matter and no assurances can be given on its outcome. An adverse decision or outcome of this matter may have an adverse impact on the Company's financial position.

     PSI has various other contingent assets on its books resulting from claims and commitments incident to its ordinary course of business. Management believes that these items will be favorably resolved and, based upon the advice of counsel, will be sufficient such that these contingencies will not have a materially adverse effect on our financial position.

12.  401(k) PLAN

     On July 1, 1996, the Company implemented a 401(k) savings plan. The current plan covers all full time employees over the age of 21 who have completed six months of service to the Company. The Company may contribute to the plan upon the Board of Directors' discretion. For the years ended December 31, 2001, 2000 and 1999, the Company did not make any contributions to the plan.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's debt at December 31, 2001, 2000 and 1999 approximate their fair value, since the interest rate charged per the agreements is similar to the Company's current borrowing rate.

     From time to time, the Company enters into financial instruments with off-balance sheet risk to hedge future cash flows from firm contracts in non-dollar denominated currencies. As of December 31, 2001 and 2000, the Company did not have any financial instruments with off-balance sheet risk. The Company's policy is to hedge these firm contracts where possible with forward foreign exchange contracts. These forward contracts are executed through the Company's banking relationships.

     On November 5, 1999, the Company entered into a forward Foreign Exchange sales contract that was outstanding as of December 31, 1999, in the amount of 1,000,000 CAD to be delivered on May 31, 2000, for $677,507 USD. This financial instrument was designated as a hedge against a firm contract for Canadian dollars to be delivered in the Company's ordinary course of business. The contract was closed in May 2000 and recorded against the underlying contract value.

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

14.  RELATED PARTY TRANSACTIONS

     A stockholder has pledged two personal certificates of deposit in the amount of $825,151 as security for the Company's line-of-credit. For the years ended December 31, 2001, 2000 and 1999, the Company recognized fees of $106,464, $137,567 and $137,567, respectively, to the stockholder for this pledge. The Company leases a research and testing facility from a stockholder with monthly payments of $1,238. For the years ended December 31, 2001, 2000, and 1999, the Company incurred $14,856 for each year in rent expense for this facility.

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

15.  BUILDING PURCHASE/LEASE

     During December 1999, Mr. Kast, through an affiliated entity, GK Holdings, Inc., exercised his option to purchase the office building in which GWT's principal offices are located. On December 31, 1999, GWT and GK Holdings entered into a ten-year lease of the building, commencing January 1, 2000. The triple-net lease requires monthly rental payments of $53,538 per month. The Company believes that the terms of the lease are no less favorable to GWT than comparable office space in the area of our offices. GWT subleases a portion of the garden level of the building for approximately $10,000 per month to unaffiliated entities at varying monthly rentals.

     In November 2000, Mr. Kast sold his ownership interest in the building to an unaffiliated entity.

16.  BUSINESS SEGMENT DATA

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

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

     The Company's export sales were $5,277,044, $9,498,094 and $7,818,880 for the Fiscal years 2001, 2000 and 1999, respectively. The following schedule summarizes the segmentation of the international and domestic business segments.

                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2001, 2000 and 1999

                                               2001
                                               ----

                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $80,366,308   $5,277,044   $       --   $85,643,352
Costs                           75,040,193    4,801,319    4,932,488    84,774,000
Segment profit (loss)            5,326,115      475,725   (4,932,448)      869,352
Assets                          48,912,759    6,338,880    4,882,925    60,134,564

                                               2000
                                               ----

                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $40,729,990   $9,498,094   $        --  $50,228,084
Costs                           41,820,626    7,244,674     4,950,375   54,015,675
Segment profit (loss)           (1,090,636)   2,253,420    (4,950,375)  (3,787,591)
Assets                          22,404,421    9,996,030     3,361,413   35,761,864

                                               1999
                                               ----

                               DOMESTIC    INTERNATIONAL   OTHER        TOTAL
                               --------    -------------   -----        -----
Revenues                       $60,134,087   $7,818,880   $       --   $67,952,967
Costs                           56,813,958    4,037,882    4,969,565    65,821,405
Segment profit (loss)            3,320,129    3,780,998   (4,969,565)    2,131,562
Assets                          17,994,559    5,711,489    1,557,882    25,263,930

17.  SUBSEQUENT EVENTS

     The Company entered into a Placement Agent Agreement with Westminster Securities Corporation on January 17, 2002, to issue and sell a minimum of twenty (20) units and a maximum of up to eighty (80) units at a price of $25,000 per unit. Each unit consists of 15,625 shares of the Company's Common Stock, par value $0.0006, and one warrant to purchase one share of Common Stock at an exercise price of five dollars ($5.00) per warrant share. On March 15, 2002, the Company closed on twenty (20) units, and received a net amount of $442,500. There can be no assurances that the remaining $1,500,000 of this private placement, less fees and expenses, will be successful.

     Mr. George Kast, through an affiliated entity, is negotiating to enter into an agreement to purchase a building for the Company's light manufacturing operations in the Denver, Colorado metropolitan area. The purchase price of the facility is $1 million. To facilitate the

                     GLOBAL WATER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001, 2000 and 1999

transaction, the Company will issue to a third party who currently holds a second lien on the facility, 120,000 shares of Common Stock for an agreed value of $300,000 in exchange for a note receivable from Mr. Kast due upon the sale of the facility. The transaction did not close on April 11, 2002, the scheduled closing date; however, the parties are continuing to negotiate the purchase of the building.

     On April 12, 2002, the Company received a letter from the Securities and Exchange Commission advising that its investigation into certain information concerning the Company in internet websites and in "spam" emails, and in Company press releases has been terminated, and no enforcement action has been recommended against the Company.