Form 10-Q
period 2002-03-31
GLOBAL WATER TECHNOLOGIES INC
filed 2002-05-17
CIK 869494

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended   March 31, 2002
                                                         ----------------

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

                             Yes X   No
                                ---


Shares of Common Stock, $0.0006 par value, outstanding as of May 15, 2002: 6,675,423

                 GLOBAL WATER TECHNOLOGIES, INC. (GWTR)

                                  INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations   Three months ended
                                                  March 31, 2002 and 2001

          Consolidated Balance Sheets             As of March 31, 2002
                                                  and December 31, 2001

          Consolidated Statements of Cash Flows   Three months ended
                                                  March 31, 2002 and 2001

          Notes to Financial Statements           March 31, 2002 and 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds

Item 6    Exhibits and Reports on Form 8-K


SIGNATURES

                     GLOBAL WATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended
                                                        ---------------------------------
                                                       March 31, 2002       March 31, 2001
                                                       --------------       --------------
Net revenues:
  United States                                          $ 23,347,635        $ 13,734,466
  International                                             1,752,014           3,122,089
                                                         ------------        ------------
          Total revenues                                   25,099,649          16,856,555
                                                         ------------        ------------

Costs and expenses:
  Cost of sales                                            23,087,336          15,569,332
  Selling, general and administrative                       1,620,293           1,206,289
  Research and development                                      8,627              11,033
                                                         ------------        ------------
          Total costs and expenses                         24,716,256          16,786,654
                                                         ------------        ------------

Operating income                                              383,393              69,901

Other income (expense):
  Interest expense, net                                      (177,057)            (46,394)
  Other, net                                                   (3,914)                  -
                                                         ------------        ------------
Income before income taxes                                    202,422              23,507

Income taxes                                                   72,226               8,500
                                                         ------------        ------------

Net income before preferred dividend                          130,196              15,007

Preferred stock dividend                                        3,000               3,000
                                                         ------------        ------------


Net income for common stockholders                       $    127,196        $     12,007
                                                         ============        ============

Income per share:
  Basic weighted average shares outstanding                 6,248,131           5,990,048

  Basic income per share available for common            $      0.020        $      0.002
                                                         ============        ============

  Fully diluted weighted average shares outstanding         6,289,318           5,990,048

  Fully diluted income per share                         $      0.020        $      0.002
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEETS

                                                        March 31, 2002     December 31, 2001
                                                         (Unaudited)


ASSETS
------
Current assets:
  Cash and cash equivalents                              $  1,207,009        $    293,880
  Accounts receivable, net of allowance for doubtful
    accounts of $111,550 and $99,920, respectively         26,426,373          26,176,322
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                               28,605,814          24,849,266
  Other current assets                                      5,391,237           5,686,499
                                                         ------------        ------------
          Total current assets                             61,630,433          57,005,967
                                                         ------------        ------------

Other assets                                                2,608,883           3,128,597
                                                         ------------        ------------
                                                         $ 64,239,316        $ 60,134,564
                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt                   $  6,388,554        $  6,691,149
  Accounts payable                                         49,068,100          42,485,332
  Other current liabilities                                 3,608,715           6,276,615
                                                         ------------        ------------
          Total current liabilities                        59,065,369          55,453,096
                                                         ------------        ------------

Long-term debt                                                153,156             195,933
Other liabilities                                              64,457              64,457

Stockholders' equity:
  Preferred stock, $0.00001 par value, 20,000,000 shares
    authorized:
    -  Series B; 1,000 shares authorized, 150 shares
       issued and outstanding; stated at
       redemption value of $1,000                             150,000             150,000
    -  Series C; 876,341 shares authorized, issued
       and outstanding; no par; no redemption value                 -                   -
  Common stock, $0.0006 par value; 25,000,000 and
    13,333,333 shares authorized; 6,508,548
    and 5,990,048 shares issued and outstanding,
    respectively                                                3,905               3,714
  Capital in excess of par value                            4,591,427           4,183,558
  Retained earnings                                           211,002              83,806
                                                         ------------        ------------
          Total stockholders' equity                        4,956,334           4,421,078
                                                         ------------        ------------
                                                         $ 64,239,316        $ 60,134,564
                                                         ============        ============

The accompanying notes are an integral part of the financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Three Months Ended
                                                        ---------------------------------
                                                       March 31, 2002       March 31, 2001
                                                       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $    127,196        $     12,007
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
    Depreciation                                               87,151              80,802
    Amortization                                                2,751               2,751

    (Increase) decrease in working capital:
      Trade accounts receivable                               249,949          (4,429,441)
      Other receivables                                       137,721            (826,815)
      Net costs in excess of billings and
        billings in excess of cost - current               (5,747,389)            371,663
                                   - long term                386,318                   -
      Inventories                                            (220,137)            147,019
      Prepaid expenses                                       (128,532)           (199,575)
      Deposits                                                  6,186              52,362
      Accounts payable                                      6,582,768           4,641,612
      Income taxes                                             67,722             227,454
      Accrued liabilities                                    (672,912)           (264,193)
                                                         ------------        ------------
          Net cash provided (used) by operating
            activities                                        878,792            (184,354)
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in long term lease receivables                         -             (78,818)
  Purchase of property and equipment                          (28,352)           (110,934)
                                                         ------------        ------------
          Net cash (used in) investing activities             (28,352)           (189,752)
                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change on the lines-of-credit                          (300,000)                  -
  Proceeds from issuance of common stock                      408,060                   -
  Repayments of debt                                          (45,371)            (42,591)
                                                         ------------        ------------
          Net cash provided (used) by
            financing activities                               62,689             (42,591)
                                                         ------------        ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   913,129            (416,697)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                293,880             565,267
                                                         ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  1,207,009        $    148,570
                                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                     GLOBAL WATER TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 2002 and 2001

1. INTERIM FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2002, and the related consolidated statements of operations for the three months ended
March 31, 2002 and 2001, and the statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited; in the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company's financial statements and notes included in Form 10-K for the year ended December 31, 2001.


2.  STOCK OPTIONS

The Company granted 291,500 options to employees and board members at various dates in 2001. These options vest to employees ranging from six
(6) months to four (4) years. In January, 2002, 6,000 of these options were exercised. At March 31, 2002, 437,474 options from prior years grants remain outstanding.

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

The Company's export sales were $1,752,014 and $3,122,089 for the three months ended March 31, 2002 and 2001, respectively. The following schedule summarizes the segmentation of the international and domestic business segments for the three months ended March 31, 2002 and 2001.


                BUSINESS SEGMENT STATEMENTS OF OPERATIONS
           For the three months ended March 31, 2002 and 2001

                                                2002
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----

Revenues               $23,347,635   $ 1,752,014    $         -   $25,099,649

Costs                  $21,688,119   $ 1,399,217    $ 1,628,920   $24,716,256

Segment profit         $ 1,659,516   $   352,797    $(1,628,920)  $   383,393

Assets                 $54,870,892   $ 6,858,415    $ 2,510,009   $64,239,316

                                                2001
                        -----------------------------------------------------
                        DOMESTIC    INTERNATIONAL     OTHER        TOTAL
                        --------    -------------     -----        -----

Revenues               $13,734,466   $ 3,122,089    $         -   $16,856,555

Costs                  $12,838,907   $ 2,730,425    $ 1,217,322   $16,786,654

Segment profit         $   895,559   $   391,664    $(1,217,322)  $    69,901

Assets                 $34,810,081   $ 4,771,361    $ 2,655,950   $42,237,392


4.  NEW CONTRACTS AND BACKLOG

The Company has a backlog of $41,422,232 at March 31, 2002, compared to a backlog amount of $36,171,877 for the similar period ended in 2001 and a backlog of $55,250,148 at December 31, 2001. Backlog represents the amount of revenue the Company expects to realize from work on uncompleted contracts.


5.  STOCKHOLDERS' EQUITY

At the Company's annual meeting on June 27, 2001, the Company increased the authorized shares to 25,000,000. In January of 2002, an employee exercised 6,000 options and received 6,000 shares of common stock. In March of 2002, 312,500 shares of common stock were issued to participants in a Private Placement.

6. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company's policy is to hedge firm contracts with derivative instruments where appropriate and to selectively hedge anticipated contracts in the Company's ordinary course of business. As of March 31, 2002, the Company did not have any derivative instruments covered by FASB Statement No. 133.

7. SUBSEQUENT EVENTS

In April 2002, Mr. George Kast (though an affiliated entity) in conjunction with the Company, purchased a building for the Company's light manufacturing operations in the Denver, Colorado metropolitan area. The purchase price of the facility was $1,000,000 plus closing costs.
The Company issued to a third party, who held a second lien on the facility, 120,000 shares of common stock for an agreed value of $300,000 and paid $40,000 at closing for a partial ownership interest in the facility. The Company also entered into a three year triple net operating lease with Mr. Kast's affiliated entity. The Company has the right to purchase the remaining ownership interest in the building at any time at the original acquisition cost.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2001

     Total revenues were derived from engineering, construction, retrofits, spare parts of cooling towers, and services from Applied Water Technologies' water treatment program. For the three month period ended March 31, 2002, total revenue increased 48.9% to $25,099,649 as compared to $16,856,555 for the three month period ended March 31, 2001. International revenues comprised 7.0% of total revenues in 2002 versus 18.5% in 2001.

     Contracts awarded ("bookings") during the three month period ended March 31, 2002 decreased 36.1% from 2001. Backlog decreased from $55,250,148 at December 31, 2001 to $41,422,232 at March 31, 2002. These
bookings and backlog amounts do not include $24 million on multiple project booking awards where the Company has not yet received release notification dates for sequential projects. If these projects were included, backlog including projects under letters of intent would be $65.6 million and bookings including projects under letters of intent would have increased by 92.6% from 2001.

     The Company's cost of sales increased 48.3% from $15,569,332 in 2001 to $23,087,336 in 2002. As a percentage of revenues, cost of sales decreased from 92.4% in 2001 to 92.0% in 2002. This decrease is mainly due to improved margins in 2002. Due to significant competition, there can be no assurance that the Company can maintain its profit margins in the future.

     Selling, general and administrative expenses increased 34.3% from $1,206,289 in 2001 to $1,620,293 in 2002. Total expenses prior to project allocations, are 16.1% lower than fourth quarter 2001 figures. As a percentage of revenues, these expenses decreased from 7.2% in 2001 to 6.5% in 2002.

     Research and development costs decreased from $11,033 in 2001 to in $8,627 in 2002.

     Operating income based on the explanations noted above, increased from a $69,901 in 2001 to $ 383,393 in 2002.

     Other income and expense primarily consisted of interest expense, which increased from $46,394 in 2001 to $177,057 in 2002, due to the Company's various debt financings. Income taxes increased from $8,500 with an effective 34.9.% tax rate in 2001 to $72,226 with an effective tax rate of 35.7% in 2002.

     Net income available to common stockholders increased from $12,007 in the three month period ended March 31, 2001 to $127,196 in the similar period in 2002. This amount includes a preferred stock dividend of $3,000 in both 2002 and 2001. Basic and fully diluted income per share was $0.002 in the three month period ended March 31, 2001 and $0.020 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had working capital of $2,565,064 compared to working capital of $1,506,299 at March 31, 2001 and working capital of $1,552,871 at December 31, 2001. The primary reasons for the increase from the previous year's quarter is due to the issuance of common stock, an increase in profit margins on existing jobs, and the results from 2001 operations. The Company's cash flow provided by and used in its operating, investing and financing activities during the first three months of 2002 and 2001 are as follows:

                                    2001                 2000
                                    ----                 ----

Operating activities            $   878,792          $  (184,354)
Investing activities                (28,352)            (189,752)
Financing activities                 62,689              (42,591)
                                -----------          -----------
     Net (decrease) in cash
          and cash equivalents  $   913,129          $  (416,697)
                                ===========          ===========

     The Company's capital requirements for its continuing operations consists of its general working capital needs, scheduled payments on its debt obligations, new business opportunities and capital expenditures. Management anticipates that due to the growth in sales volume and contracted advanced payments from projects, the Company's operating activities will provide cash during the remainder of the year. Management believes that its current debt facilities and/or possible capital market funding will be sufficient for its operational cash investment requirements during the next four quarters. However, capital requirements may inhibit the Company's future growth potential.

     At March 31, 2002, net costs in excess of billings and estimated earnings on uncompleted contracts were $27,164,239 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $13,495,410 at March 31, 2001 and $21,803,163 at
December 31, 2001. This net increase is primarily due to contracted payment terms, project delays and timing of billings. Management expects this net investment to decrease over the remainder of the year.

     Budgeted capital expenditures during the remainder of the year consist of ongoing amounts for computer equipment, software, vehicles and office equipment replacement.

     The Company has a line of credit with a commercial lender totaling $4,800,000 to finance its working capital needs. This is partially secured by a stockholder's certificates of deposit. As of March 31, 2002, $4,500,000 was outstanding on this line of credit. The line of credit has been renewed for six months. The interest rate on the note is tiered as follows: 6.69% on the first $822,000 and 5.75% on the remaining portion. In addition to the interest rate stated, the Company pays the above noted stockholder additional interest of $8,643 per month on his certificates of deposit securing the above mentioned Company notes.

     The Company also has a line of credit with a commercial lender totaling $2,000,000 to finance its working capital needs on foreign projects. This line of credit is guaranteed by the Export Import Bank of the United States and subjects the Company to certain financial covenants including minimum net worth requirements. The line of credit bears interest at prime plus 1% and is in the process of being renewed. As of March 31, 2002, there was an outstanding balance of $1,705,988 on this line of credit.

     The Company has a term loan secured by the Small Business Administration with an outstanding balance at March 31, 2002 of $97,437 Scheduled principal payments on this note are $95,004 over the next twelve months and interest rates are stated at one percent over prime. The Company has various term notes secured by Company vehicles. The outstanding balance on these notes at March 31, 2002 was $237,786 with scheduled principal payments over the next twelve months of $87,025 with interest rates ranging from 8.5% to 10.8%.

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

                       PART II - OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the quarter ended March 31, 2002, the Company privately sold 20 units, each of which consisted of 15,625 shares of common stock and 15,625 warrants to purchase common stock, at $25,000 per unit to seven accredited investors pursuant to a valid private placement. An additional three units were sold to two accredited investors in April, 2002. The warrants are exercisable at $5.00 per share, and will expire two years from the effective date of a registration statement on Form S-2, filed April 30, 2002, covering the sale of the shares of common stock included in the units, and the shares of common stock issueable upon exercise of the warrants. In the event the registration statement is not declared effective by July 31, 2002, the exercise price of the warrants will be decreased by $0.15 per warrant share for each month, or part thereof, until the registration statement is declared effective.

     Westminster Securities Corporation was the Placement Agent for the offering, and received commissions of 9% ($51,750). The net proceeds of the offering, approximately $450,000, will be used for working capital.

     The sale of the shares and warrants are deemed exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D adopted thereunder.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) During the quarter ended March 31, 2002, the Company filed one Current Report on Form 8-K, dated January 24, 2002, reporting information under Item 5.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL WATER TECHNOLOGIES, INC.


Date: May 17, 2002                 By:  /s/ George A. Kast
                                      ------------------------------------
                                        George A. Kast
                                        Chief Executive Officer
                                        and Chairman of the Board




Date: May 17, 2002                 By:  /s/ Steven B. Rash
                                      ------------------------------------
                                        Steven B. Rash
                                        Chief Financial Officer